Form 10QSB
period 2002-09-30
BLACKSTOCKS DEVELOPMENT CORP
filed 2002-11-21
CIK 1176135

U.S. Securities and Exchange Commission
                           Washington, DC 20549
                               Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ---- to ----


                      Commission File number 0-49914

                             BLACKSTOCKS DEVELOPMENT CORP.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Delaware                               03-0459617
     -------------------------------             --------------------
     (State of other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

                         8914 Legacy Park Dr, Suite J,
                         Charlotte, North Carolina 28269
          -------------------------------------------------------
           (Address of principal executive office and zip code)

                               704-547-7090
                        ----------------------------
                        (Issuer's telephone number)


             ----------------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days.  Yes  X    No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     On November 20, 2002, there were 1,000,000 shares of the Registrant's Common Stock issued and outstanding.



                              BLACKSTOCKS DEVELOPMENT CORP.

                                  INDEX

PART I.    FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Accountant's Report

             Balance Sheet - September 30, 2002 (Unaudited)

             Statement of Operations - June 20, 2002 (inception)
                ended September 30, 2002 (Unaudited).

             Statement of Cash Flows - June 20, 2002 (inception)
                ended September 30, 2002 (Unaudited).

             Notes to Financial Statements.

   Item 2.   Management's Discussion and Analysis of Financial
               Condition or Plan of Operation.

PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings

   Item 2.   Changes in Securities

   Item 3.   Defaults Upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security-Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES


















                              BLACKSTOCKS DEVELOPMENT CORP.


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------


                         BLACKSTOCKS DEVELOPMENT CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                               BALANCE SHEET
                             AS OF SEPTEMBER 30, 2002

                      ASSETS

CURRENT ASSETS:
    Cash............................................$  100
                                                    -------
TOTAL ASSETS........................................$  100

                                                    =======

  LIABILITIES AND STOCKHOLDER'S EQUITY <DEFICIT>


CURRENT LIABILITIES:
          Due to Officer............................$1,800
                                                    -------
TOTAL CURRENT LIABILITIES............................1,800
                                                    _______

STOCKHOLDER'S EQUITY <DEFICIT>:

  Preferred Stock, $.0001 par value, 20,000,000
   shares authorized, none issued and outstanding....  -

  Common Stock, $.0001 par value, 80,000,000
    shares authorized, 1,000,000 issued
    and outstanding..................................  100

  Additional paid-in capital.........................  201
  Deficit accumulated during development stage......<2,001>
                                                     ------
    Total Stockholder's Equity <DEFICIT>.............<1,700>
                                                     ------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY <DEFICT> $ 100

                                                     =======

     See notes to financial statements.




                       BLACKSTOCKS DEVELOPMENT CORP.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENT OF OPERATIONS
                For the Period of June 20, 2002 (Inception)
                           to September 30, 2002


Sales...............................................$ --

                                                    -----
Expenses
  General and administrative expenses............... 2,001


                                                     -----

    Total expenses.................................. 2,001

                                                     -----
Loss before provision for income taxes..............<2,001>

Provision for income taxes..........................   --
                                                    _______

Net loss........................................... $<2,001>

                                                     =======

Basic loss per common share.........................$(.00)

                                                     =======
Diluted loss per common share.......................$(.00)

                                                     =======
Basic and diluted weighted average number
of common shares outstanding........................1,000,000
                                                    =========




      See notes to financial statements.















                          BLACKSTOCKS DEVELOPMENT CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           STATEMENT OF CASH FLOWS
                    For the Period of June 20, 2002 (Inception)
                               to September 30, 2002



CASH FLOWS FROM OPERATING ACTIVITIES:


Net loss................................................$<2,001>

Adjustment to reconcile net loss
 to net cash used by operating activities:
   Contributed expenses.................................    201

                                                        ---------
Net cash used in operating activities...................  <1,800>
                                                        ---------

CASH FLOWS FROM INVESTING ACTIVITIES....................     --
                                                        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Officer loans...........................................  1,800

Proceeds from issuance of common stock..................    100
                                                         --------
Net cash provided by financing activities...............  1,900
                                                         --------

INCREASE IN CASH AND CASH EQUIVALENTS...................    100

CASH AND CASH EQUIVALENTS
  - at Beginning of Period..............................    --
                                                         --------
CASH AND CASH EQUIVALENTS
  - at End of Period....................................  $ 100
                                                         ========




See notes to financial statements.










                        BLACKSTOCKS DEVELOPMENT CORP.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                            September 30, 2002


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-SB for the period from June 20, 2002 (inception) through December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended
          September 30, 2002 are not necessarily indicative of the results that may be expected for the year December 31, 2002.

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - RELATED PARTY TRANSACTIONS

	  The Company currently utilizes the offices of Alton Perkins, The sole officer and director of the Company and is charged $100.00 per month for rent, beginning on July 1, 2002. During the three months ending September 30,2002, Mr. Perkins charged the Company $300 for rent and paid $1,500 liability, resulting in $1,800 due to the officer.

NOTE 3 - GOING CONCERN CONSIDERATION

	  The accompanying financial statements have been prepared in Conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. However, the Company is in the development stage, and has no current sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.



	  The management's plans include the acquisition of a suitable Business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.



ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION OR PLAN OF OPERATION
          ----------------------------------------

     Plan of Operation
     -----------------

     The Registrant is presently a development stage company conducting minimal business operations. The Company is attempting to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business which the Registrant may consider to have significant growth potential.

     As indicated above, management has determined that the Company's business plan during the next twelve (12) months is primarily to seek one or more potential businesses which may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses which may be available to it will be extremely limited. In seeking to attain its business objective, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to, finance, high technology, manufacturing, service, sports, research and development, communications, insurance, brokerage, transportation, education and training, child care, entertainment resort and leisure activities and others. Notwithstanding the foregoing, management does not intend to become involved with a company which is an "investment company" under the Investment Company Act of 1940, or with a company which may be deemed an "investment advisor" under the Investment Advisors Act of 1940.

     Further, the Company does not intend to become an investment company or an investment advisor. Otherwise, management's discretion is unrestricted and it may participate in any business whatsoever which may, in the opinion of management, meet the business objectives discussed herein. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive upon the discretion of management. During the reporting period, the Company has not chosen the particular area of business in which its proposes to engage and has not conducted any market studies with respect to any business or industry, although management of the Company has had preliminary discussions with a variety of enterprises.

     The Company will not restrict its search to any specific industry, except as set forth above. At this time, it is impossible to determine the needs of the business in which the Company may seek to participate, and whether such business may require additional capital, management, or may be seeking other advantages which the Company may offer.

     Possible business endeavors may involve the acquisition of or a merger with a company which does not need additional equity, but seeks to establish a public trading market for its securities. Businesses which seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by Federal and state securities laws.

     The analysis of potential business endeavors will be undertaken by, or under, the supervision of the Company's management. Management will rely on their own business judgment in formulating decisions as to the types of businesses which the Company may acquire or in which the Company may participate. It is quite possible that management will not have any business experience or expertise in the type of businesses engaged in by a potential business which may be investigated by the Company.

     It is anticipated that locating and investigating specific proposals will take a substantial period of time, although the time such process will take can by no means be assured. Further, even after a business is located, the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments may require substantial additional time, effort and attention on the part of management, as well as substantial costs for attorneys, accountants and others. If a decision is made not to participate in a specific business endeavor, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement were reached for the participation in a specific business, the failure to consummate that transaction might result in the loss to the Company of the related costs incurred.

     Since the Company's operating expenses, in management's opinion, will be minimal during the next twelve (12) months or until the Company is able to engage in meaningful operations, the Company does not anticipate a liquidity deficiency. It is anticipated that the Company's current management and others will fund the Company's operations, if required, by loans and/or contributions of capital. The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources. The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit. It is anticipated that the company may enter into and complete a business agreement in the future that may require a capital commitment, if such business agreement should occur.











Item 3.   Control and Procedures
          ----------------------

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------


     Within the 90 days prior to the date of this report, BLACKSTOCKS DEVELOPMENT CORP.("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and CEO concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

     (b)  Changes in Internal Controls
          ----------------------------

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.




                                  PART II
                                  -------


Item 1.     LEGAL PROCEEDINGS
            -----------------

            Not applicable.

Item 2.     CHANGE IN SECURITIES
            --------------------
            Not applicable.

Item 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

            Not Applicable

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            Not Applicable


Item 5.     OTHER INFORMATION
            -----------------

            Not Applicable

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a) There are no exhibits required to be filed for the period covered by this Report.

            (b) There were no reports filed on Form 8-K for the period covered by this Report.



                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLACKSTOCKS DEVELOPMENT CORP.



Dated: November 21, 2002                  By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of Tele-Optics, Inc. for the period ended September 30, 2002, John Little, President, and David A. Carter, Secretary and Treasurer of Tele-Optics,
Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

      1. Such quarterly Report on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of BLACKSTOCKS DEVELOPMENT CORP.

                           BLACKSTOCKS DEVELOPMENT CORP.

Dated: November 21, 2002    By:/s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


                              CERTIFICATIONS
                              --------------

  I, Alton Perkins, President of BLACKSTOCKS DEVELOPMENT CORP., hereby certify that:

    3. I have reviewed this quarterly report on Form 10-QSB of BLACKSTOCKS DEVELOPMENT CORP.;

    4. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    5. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    6. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

           (g) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (h) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           (i) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

    5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 21, 2002               /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer