Form 10KSB
period 2002-12-31
BLACKSTOCKS DEVELOPMENT CORP
filed 2003-04-16
CIK 1176135

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended
                             December 31, 2002
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

                      Commission file number 000-49914

                     Blackstocks Development Corporation
           ----------------------------------------------------
           (Exact name of small business issuer in its charter)

              Delaware                             03-0459617
       ---------------------                  ---------------------
        (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          Identification No.)

                       8914 Legacy Park Dr. Suite J
                     Charlotte, North Carolina         28269
           ---------------------------------------------------
           (Address of principal executive offices)  (zip code)

           Issuer's Telephone Number:     704-547-7090
          ----------------------------------------------------


Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[  ]

State issuer's revenues for its most recent fiscal year.    $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.
          $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class              Outstanding at December 31, 2002

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:    None

                                  PART I

Item 1.  Description of Business

     Blackstocks Development Corporation (the "Company") was incorporated on June 20, 2002 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

     The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

Item 2.  Description of Property

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes a business combination.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     On December 15, 2002 a special meeting of the shareholders was held. During the meeting a resolution was presented and accepted which allows special meetings of stockholders to be called by the President, Board of Directors, or by vote or by an instrument in writing signed by the holders of 60% of the issued and outstanding capital stock of the company.



                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     There is currently no public market for the Company's securities.

     Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the NASD OTC Bulletin Board.

     The NASD OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the NASD OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq SmallCap Market.

     In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) a public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000;
(ii) a public float of 500,000 shares with a market value of $1,000,000;
(iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

     In general there is greatest liquidity for traded securities on the Nasdaq SmallCap Market and less on the NASD OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     During the past one year, the Company has sold securities which were not registered as follows:

                                       NUMBER OF
DATE                NAME               SHARES         CONSIDERATION

June 20,2002      Alton Perkins(1)     1,000,000      $  100

 ________

     (1) Alton Perkins and Loretta E. Perkins are Trustees for Perkins Family Trust of which the Alton Perkins shares were assigned and as such both are considered beneficial owners of the shares. Alton Perkins is the sole officer and director of the Company, the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.


Item 6.  Management's Discussion and Analysis or Plan of Operation

     The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

      Alton Perkins, the Company's President regularly communicates with persons, including corporate officers, attorneys, accountants, financial advisors, registered brokers-dealers, investment counselors, business people, and others. Certain of the companies or clients represented by these persons may develop over time into possible target companies. In addition, management has contact with many consultants, accountants, attorneys, brokers, investment bankers, businessmen and women, financial advisors and others who work with businesses, which may desire to go public. From time to time such contacts may refer their contacts, clients, acquaintances and others to such individuals as potential target companies.

     The Company does not anticipate expending funds itself for locating a target company. Alton Perkins, the officer and director of the Company, provides his services without charge or repayment. The Company will not borrow any funds to make any payments to the Company's management, its affiliates or associates. If management becomes unable to continue to pay the Company's operating expenses, the Company may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target.

    During the last quarter of its fiscal year management has focused on the possibility and the potential of acquiring and or merging with entities that focuses on the Day Care Industry. Management has sought the assistance of business brokers, at no cost to the Company, that specializes in acquisitions and mergers in this industry to identify suitable acquisition targets. Management plans to engage in further discussions and negotiations with possible merger and or acquisition candidates, and to submit letters of intent to acquire and or merger where feasible and in accordance with management's plan of operation previously filed with its registration statement.

     The Board of Directors has passed a resolution which contains a policy that while in the blank check stage the Company will not seek a business combination with anyentity in which the Company's officer, director, shareholders or anyaffiliate or associate serves as an officer or director or holds any ownership interest.

Item 7.  Financial Statements

                   Blackstocks Development Corporation
                     (A DEVELOPMENT STAGE ENTERPRISE)
                          FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002



                   Blackstocks Development Corporation
                     (A DEVELOPMENT STAGE ENTERPRISE)



                                CONTENTS

PAGE   1   INDEPENDENT AUDITORS' REPORT

PAGE   2   BALANCE SHEET AS OF DECEMBER 31, 2002

PAGE   3   STATEMENT OF OPERATIONS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO DECEMBER 31, 2002

PAGE   4   STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO DECEMBER 31, 2002

PAGE   5   STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO DECEMBER 31, 2002

PAGES 6 - 9   NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002



                            INDEPENDENT AUDITORS' REPORT




To the Board of Directors of:
Blackstocks Development Corporation
(A Development Stage Enterprise)

We have audited the accompanying balance sheet of Blackstocks Development Corporation (a development stage enterprise) as of December 31, 2002 and the related statements of operations, changes in stockholder's equity and cash flows for the period from June 20, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Blackstocks Development Corporation (a development stage enterprise) as of December 31, 2002, and the results of its operations and its cash flows for the period from June 20, 2002 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Notes 1, and 4 to the financial statements, the Company has to merge or acquire an operating company to commence its planned principal operations. As of the date of these financial statements, no target company has been identified. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grassano Accounting, P.A.
Boca Raton, Florida

Date April 15, 2003




               Blackstocks Development Corporation
               (A DEVELOPMENT STAGE ENTERPRISE)
                       BALANCE SHEET
                  AS OF DECEMBER 31, 2002
                  -----------------------
                         ASSETS
                         ------

 ASSETS

CURRENT ASSETS:
    Cash............................................$  100
                                                    -------
TOTAL ASSETS........................................$  100

                                                    =======

  LIABILITIES AND STOCKHOLDER'S EQUITY <DEFICIT>


CURRENT LIABILITIES:
          Accounts Payable                          $1,150
          Due to Officer............................ 2,100
                                                    -------
TOTAL CURRENT LIABILITIES............................3,250
                                                    _______

STOCKHOLDER'S EQUITY <DEFICIT>:

  Preferred Stock, $.0001 par value, 20,000,000
   shares authorized, none issued and outstanding....  -

  Common Stock, $.0001 par value, 80,000,000
    shares authorized, 1,000,000 issued
    and outstanding..................................  100

  Additional paid-in capital.........................  201
  Deficit accumulated during development stage......<3,451>
                                                     ------
    Total Stockholder's Equity <DEFICIT>.............<3,150>
                                                     ------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY <DEFICT> $ 100

                                                     =======

The accompanying notes are an integral part of these financial statements.





                    Blackstocks Development Corporation
                      (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENT OF OPERATIONS
                         -----------------------

                      For the Period
                           From
                      June 20, 2002
                         Ended
                      December 31,
                          2002
                      -----------

Income                $      -

Expenses
Administrative expense     3,451
                      ----------


Total expenses             3,451
                      ----------

NET LOSS              $<   3,451>
                       ==========


The accompanying notes are an integral part of these financial statements.





                        Blackstocks Development Corporation
                         (A DEVELOPMENT STAGE ENTERPRISE)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM June 20, 2002 (INCEPTION)
                           TO DECEMBER 31, 2002
                           --------------------

                                                          Deficit
                                                         Accumulated
                                             Additional    During
                        Common Stock Issued    Paid-In   Development
                          Shares     Amount    Capital      Stage      Total
                         -------     ------    -------   ----------   -------

Common Stock Issuance    1,000,000    $ 100     $  -        $  -       $ 100

Fair value of expenses
  contributed                   -        -        201          -         201

Net loss for the period
 June 20,2002 (inception)
 to December 31, 2002           -        -         -        <3,451>   <3,451>

                          ---------   ------     -----     --------    ------
BALANCE AT
  DECEMBER 31, 2002      1,000,000    $ 100      $201       $<3,451>  $<3,150>
===================      =========    =====      =====      =======    ======

The accompanying notes are an integral part of these financial statements.





                          Blackstocks Development Corporation
                            (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENT OF CASH FLOWS
                               ------------------------

                                    For The Period
                                         From
                                    June 20, 2002
                                    Inception) to
                                    December 31, 2002
                                       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $<3,451>
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                      201
Increase in accounts payable            1,500
                                       -------

 Net Cash Used In Operating Activities  <2,100>
                                       -------
CASH FLOWS FROM INVESTING ACTIVITIES      -
                                       -------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Officers loans                          2,100
 Proceeds from issuance of common stock    100
                                       -------
 Net Cash Provided By Financing
    Activities                           2,200
                                       -------
INCREASE IN CASH AND CASH EQUIVALENTS      100

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                              -
                                       -------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                        $ 100
=========================             ========


The accompanying notes are an integral part of these financial statements.




                        Blackstocks Development Corporation
                            (A DEVELOPMENT STAGE ENTERPRISE)
                            NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 2002
                               -----------------------

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A.  Organization and Business Operations

     Blackstocks Development Corp. (a development stage enterprise) "the Company") was incorporated in Delaware on June 20, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

     At June 30, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement with the Securities and Exchange Commission on Form 10-SB.

     The year end of the Company is December 31 for both book and tax purposes.

     The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

 B.  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

 C.  Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2002.

 E.  Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method.

 At December 31, 2002 there were no dilutive convertible shares, stock options or warrants.

F.  Comprehension Income

Statement of Financial Standards No. 130 "Reporting Comprehensive Income," (SFAS 130) requires that total comprehension income be reported in the financial statements. There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.

 G.  Recent Accounting Standards Pronouncements

In the periods reported, the company was subject to the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS 131"). "Disclosure about Segments of an Enterprise and Related Information." This statement had no impact on the Company's financial statements as the Company's financial statements reflect how the "key operating decision maker" views the business. The Company will continue to review this statement over time to determine if any additional disclosures are necessary based on evolving circumstances.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are:(1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows. In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets,
including   discontinued operations, and replaces the provisions of
Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.

NOTE  2 - STOCKHOLDER'S EQUITY

 A.  Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

 B.  Common Stock

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At inception, June 20, 2002, the Company issued 1,000,000 shares of its common stock to Alton Perkins pursuant to Section 4(2) of the Securities Act of 1933. The stock was valued at $.0001 per share and was purchased by subscription.


C.  Additional Paid-In Capital

Additional paid-in capital at June 30, 2002 represents the fair value of the amount of organization and professional costs incurred by or on the on behalf of the Company. (See Note 3)

     NOTE 3 - RELATED PARTY TRANSACTIONS

On June 20, 2002, the Company issued a total of 1,000,000 shares of common stock to Alton Perkins, purchased by a $100 subscription. See NOTE 2. "STOCKHOLDERS' EQUITY - Common Stock." Mr. Alton Perkins is the sole officer and director of the Company. Mr. Perkins is deemed to be the beneficial owner of the 1,000,000 shares of Common Stock of the Company, these shares having been assigned to the Perkins Family Trust.

     The Company currently utilizes the offices of Alton Perkins, and is charged $100.00 per month for rent, beginning on July 1, 2002. For the period ended December 31, 2002, the company has incurred $600 in rent expenses, payable to its officer.

NOTE 4 - GOING CONCERN CONSIDERATION

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




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

        Name                     Age         Positions and
                                             Offices Held
      -----------------                      -----------
     Alton Perkins               51          President, Secretary, Director

     Loretta E. Perkins          48          Control Person


     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Alton Perkins has served as the Company's President, Secretary, and Director since its inception. Alton is a former decorated Air Force Officer and Missile Launch Officer who graduated from the University of Southern Illinois with a B.S. in Business Administration and an M.B.A. from the University of North Dakota. From 1988 through 1997 he has held CEO positions with start-up companies in the Jet Fuels, Defense Contracting, construction, business consulting and development, and real estate industries. Since 1997 Alton Perkins has served as the CEO and Chief Technology Officer for Blackstocks.com, Inc.. Since 2001 Alton has served as CEO Blackstocks Investment Inc. and as of 1 August 2002,
CEO of Urban Media Development Corp. Additionally, Alton is the CEO for New Media, Inc.and Realty Development Corporation, and an Officer of Kid's Connection Corp.

The following is information on the person with a controlling interest in the Company.

Loretta E. Perkins graduated from Minot State University with B.S. in Elementary/Special Education. She has a M.S. in Education Administration from the University of Nebraska. From 1981 through 1998 she taught Language Arts within the Public School System. From 1997, 2000 Mrs. Perkins served as Vice President and Director of Marketing for Blackstocks.com. From 2001 and current she serves as the CEO of Strategic Interaction Media, Inc. a privately held company and as of 1 August 2002, Executive Vice President of Urban Media Development Corp.


Other Similar Companies

     Alton Perkins, the president of the Company, has been and is currently involved with companies similar to this one. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies.

Conflicts of Interest

     A conflict may arise in the event that a similar company with which Mr. Perkins is affiliated also actively seeks a target company. It is anticipated that target companies will be located for the Company and other similar companies in chronological order of the date of formation of such companies or, in the case of companies formed on the same date, alphabetically. However, other companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred similar company regardless of date of formation.


     While in Blank check stage the Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Item 10.  Executive Compensation

     The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company.

     During the period of this report,no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth, as of December 31, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually, the named executive officer(s), and all directors and the officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address       Amount of             Percentage	    Title
of Beneficial Owner    Beneficial Ownership  of Class	    of Class
---------------------  --------------------  --------		--------
The Perkins Family Trust 1,000,000            100%	         Common
8914 Legacy Park Dr, J,
Charlotte, NC 28269 (1)(2)

Alton Perkins (1)(2)	 1,000,000             100%	         Common
8914 Legacy Park Dr, J,
Charlotte, NC 28269

Loretta E. Perkins       1,000,000             100%	         Common
8914 Legacy Park Dr, J,
Charlotte, NC 28269
(1)(2)

All Executive Officers
and Directors as         1,000,000             100%	         Common
a Group	(1 Person)

(1) Alton Perkins and Loretta E. Perkins are Trustees for Perkins Family Trust of which the Alton Perkins shares were assigned and as such both are considered beneficial owners of the shares.

(2) Loretta E. Perkins is the wife of Alton Perkins and a Trustee for Perkins Family Trust.



Item 12.  Certain Relationships and Related Transactions

    On June 20, 2002 the Company issued a total of 1,000,000 shares of Common Stock bought and fully paid for to the following persons by subscription:

Name                        	Number of Total Shares      Consideration
------                      	----------------------      -------------
Alton Perkins (1)                   1,000,000                $ 100

(1) Note that Alton Perkins and Loretta E. Perkins (wife of Alton Perkins) are Trustees for the Perkins Family Trust of which Alton Perkins shares were assigned and as such both are considered beneficial owners of the shares. Alton Perkins is the sole officer and director of the Company.


     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or shareholder or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2002.

Item 14.  Controls and Procedures

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange
Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.
                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Blackstocks Development Corporation


                         By:       /s/ Alton Perkins
                                   Alton Perkins, President

Dated:  April 15, 2003


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Alton Perkins             Director            April 6, 2003



                              CERTIFICATION


I, Alton Perkins, certify that:

1.   I have reviewed this annual report on Form 10-KSB.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: April 15, 2003                 /s/ Alton Perkins
                                          President and Director and
                                          Chief Financial Officer
                                          Principal Accounting Officer