Form 10QSB
period 2003-03-31
BLACKSTOCKS DEVELOPMENT CORP
filed 2003-05-28
CIK 1176135

U.S. Securities and Exchange Commission
                           Washington, DC 20549
                               Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2003

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

     On April 4, 2003, there were 45,398,336 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.





THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.



                      BLACKSTOCKS DEVELOPMENT CORP.
                     (A DEVELOPMENT STAGE ENTERPRISE)



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS



PAGE   1   BALANCE SHEET FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO DECEMBER 31, 2002
           AND MARCH 31, 2003 (unaudited)

PAGE   2   STATEMENT OF OPERATIONS FOR THE PERIOD FFROM
           JUNE 20, 2002 (INCEPTION) TO DECEMBER 31, 2002
           AND MARCH 31, 2003 (unaudited)


PAGE   3   STATEMENT OF CASH FLOWS FOR THE PERIODFROM
           JUNE 20, 2002 (INCEPTION) TO DECEMBER 31, 2002
           AND MARCH 31, 2003 (unaudited)


PAGES 5 - 9   NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2003



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

SIGNATURES














                              BLACKSTOCKS DEVELOPMENT CORP.


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.


                      BLACKSTOCKS DEVELOPMENT CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                               BALANCE SHEET
                        --------------------------------
                         For the Period
                         June 20, 2002            For the Period
                          (inception) to          March 31, 2003
                         December 31, 2002         (unaudited)
                         -----------------       --------------

 ASSETS

CURRENT ASSETS:
    Cash                        $ 100               $     100
    Accounts Receivables           -                   41,667
    Prepaid Items                  -                   33,274
    Equipment                      -                    3,585

                                ----------          ----------
    TOTAL CURRENT ASSETS           100                 78,626
                                                    ----------
    Investments                    -                  948,025

TOTAL ASSETS.                      100             $1,026,651

                                 ==========         ===========

  LIABILITIES AND STOCKHOLDER'S EQUITY <DEFICIT>


CURRENT LIABILITIES:
          Accounts Payable       $1,150               $2,165
          Due to Officer          2,100                3,675
                                 -------             -------
TOTAL CURRENT LIABILITIES        $3,250               $5,840
                                 _______              _______

STOCKHOLDER'S EQUITY <DEFICIT>:

 Preferred Stock,
$.0001 par value,
 20,000,000 shares
 authorized, none
 issued and outstanding             -                    -

  Common Stock,
$.0001 par value,
80,000,000 shares
authorized, 26,000,000
issued and outstanding            100                    100

  Additional paid-in
  capital                         201               1,094,393

  Deficit accumulated
  during development stage        <3,451>             <73,682>
                               ----------            ----------
    Total Stockholder's Equity    <3,150>           1,020,811
                                                     ----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY <DEFICT>    $ 100             $1,026,651
                                 ==========        ============

The accompanying notes are an integral part of these financial statements.



THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

                   BLACKSTOCKS DEVELOPMENT CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENT OF OPERATIONS
                         -----------------------

                               For the Period
                               June 20, 2002        For the Period
                               (inception) to        March 31,2003
                               December 31,2002       (unaudited)
                               ---------------       ---------------

Income                          $      -             $      -

Expenses
Administrative expense              3,451               2,206
Operational expenses                                   69,210
                                ----------            ----------


Total expenses                      3,451              71,416
                                ----------            ----------

NET LOSS                       $<   3,451>            $<71,416>
                                ==========            ==========

Basic and diluted loss per
common share                    $  <.00>              $  <.00>
                                ==========            ==========

Basic and diluted weighted
average number of common
shares outstanding              2,500,000             45,398,336
                                ==========            ==========

The accompanying notes are an integral part of these financial statements.






THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.


                           BLACKSTOCKS DEVELOPMENT CORPORATION
                            (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENT OF CASH FLOWS
                               ------------------------
                                   For the Period
                                   June 20, 2002          For the Period
                                   (inception) to         March 31, 2003
                                   December 31, 2002        (unaudited)
                                   -----------------      --------------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss                              $<3,451>              $<73,682>
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                      201
Increase in accounts payable            1,500                  2,165
                                       -------                -------

 Net Cash Used In Operating Activities <2,100>               <71,517>
                                       -------                -------
CASH FLOWS FROM INVESTING ACTIVITIES      -                       -
                                       -------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Officers loans                          2,100                 3,675
 Proceeds from issuance of common stock    100             1,094,493
                                       --------            ----------
 Net Cash Provided By Financing
    Activities                           2,200             1,098,168
                                       -------             ----------
INCREASE IN CASH AND CASH EQUIVALENTS      100             1,026,651

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                -                   -
                                       -------              -------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                        $  100             $1,026,651
=========================             ========             ===========


The accompanying notes are an integral part of these financial statements.





THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

                        BLACKSTOCKS DEVELOPMENT CORP.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2003
                          -----------------------

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

Prior to January 30, 2003, all activity related to the Company's formation and preparation of the filing of a registration statement with the Securities and Exchange Commission on Form 10-SB.

On January 30, 2003, the Company acquired Wee Lads and Lassie, Inc. in exchange for 3% of the acquirer's outstanding common shares and a promissory note for $1,375,000 payable to the majority stockholder. The agreement includes the sale of the Company's operations and the land and building used in the Company's operations owned by the stockholder.

In accordance with applicable regulations, an audit of Wee Lads and Lassies was conducted by an Independent CPA firm. The audit will be submitted by Form 8 submission. Based on the audit a purchase price of $515,000 was set for the Wee Lads and Lassie Day Care Business. The land and building owned by the majority shareholder's of Wee Lads and Lassie was included in the transaction and appraised at $860,000 by an independent appraiser. The Company assigned its interest in the land and building to a related entity. The transaction is considered to be an arms-length transaction and is properly reflected in the financial statements.

Wee Lads and Lassies, Inc. was organized under the laws of the State of North Carolina in June 1991 as a corporation and operates a licensed daycare center in Mooresville, North Carolina. Wee Lads and Lassies, sales are primarily for the daily care of children in this city and are licensed for 170 children.


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


Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2002.

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

 At March 31, 2003 there were no dilutive convertible shares, stock options or warrants.

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

On February 10 2003, the Company had a 26 to 1 forward stock split of its common shares in the form of a stock dividend for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 26,000,000 restricted common shares in accordance with the stock split.

On March 13 2003, the Company filed Form S-8 with the Securities and Exchange Commission, registering 6,500,000 shares of its common stock pursuant to the 2003 Non-Qualified Stock Compensation Plan. The purpose of the Plan is to provide incentive to attract, retain and motivate highly qualified and competent key employees, consultants, independent contractors, officers and directors.

On March 21 2003, the Company issued 2,863,302 common shares under its 2003 Non-Qualified Stock Compensation Plan to 40 shareholders for consultant and or other advisory services to the Company. Included in the shares issued were shared issued to Loretta E. Perkins (wife of Alton Perkins) in the amount of 500,000 to serve as a Company Director and CEO of Kid's
Connection Corp.

On March 21 2003,the Company allocated 14,500,000 common shares of restricted to stock to Kid's Connection, Corp to help further devolop the Company's Day Care Network, and 450,000 Shares to Wee Lads and Lassie, Inc. shareholder's. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

 On April 4, 2003, the Company issued 1,585,034 common shares of restricted to stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Additional paid-in capital at March 31, 2002 represents the fair value of the amount of organization and professional costs incurred by or on the on behalf of the Company as well as other funds from the sale or barter trade of the Company's shares of common stock. Cash or cash equivalents in the amount of $78,526 were received through barter exchange and the sale of common shares. Investments of $948,025 were secured in appraised artwork by the barter and exchange of common stock.(See Note 3)

     NOTE 3 - RELATED PARTY TRANSACTIONS

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

On February 10 2003, the Company had a 26 to 1 forward stock split of its common shares in the form of a stock dividend for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 26,000,000 restricted common shares in accordance with the stock split.

On March 21 2003, the Company issued 2,863,302 common shares under its 2003 Non-Qualified Stock Compensation Plan. Included in the shares issued were shared issued to Loretta E. Perkins (wife of Alton Perkins) in the amount of 500,000 to serve as a Company Director and CEO of Kid's
Connection Corp.

The Company currently has its Corporate office in the offices of Alton Perkins, an officer and director of the Company and is charged $100.00 per month for rent, beginning on July 1, 2002. During the three months ending March 31,2003, Mr. Perkins charged the Company $300 for rent and paid $1,575 liability, resulting in $3,675 due to the officer.

NOTE 4 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. However, the Company is in the development stage, and has limited sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The management's plans include the acquisition of additional daycare centers and equity financing to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.




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

Prior to January 30, 2003, all activity related to the Company's formation and preparation of the filing of a registration statement with the Securities and Exchange Commission on Form 10-SB.

     On January 30, 2003, the Company effected an asset acquisition acquiring Wee Lads and Lassies, Inc., a North Carolina corporation, pursuant to an Asset Purchase Agreement (the "Agreement"). Pursuant to the Agreement, the Company through Kid's Connection, Corp. it's newly-formed and wholly owned subsidiary, acquired 100% of the assets of Wee Lads and Lassies, Inc. The result of the acquisition makes Wee Lads and Lassies, Inc. a wholly owned subsidiary of the Company. As consideration for the acquisition Wee Lads and Lassies, Inc. received 3% of the Company's outstanding common stock and a promissory note in the amount of $1,375,000.

     In accordance with applicable regulations, an audit of Wee Lads and Lassies was conducted by an Independent CPA firm. The audit will be submitted by Form 8 submission. Based on the audit a purchase price of $515,000 was set for the Wee Lads and Lassie Day Care Business.
Wee Lads and Lassies operates a licensed daycare center in Mooresville, North Carolina. The Company's sales are primarily for the daily care of children in this city and are licensed for 170 children. The land and building owned by the majority shareholder's of Wee Lads and Lassie was included in the transaction and appraised at $860,000 by an independent appraiser. The Company assigned its interest in the land and building to a related entity. The transaction is considered to be an arms-length transaction and is properly reflected in the financial statements.

    The Company's stock transfer agent is:
    Florida Atlantic Stock Transfer, Inc.
    7130 Nob Hill Road
    Tamarac, FL, 33321

    The Company's CUSIP number is: 092488 10 5


CHANGE OF BUSINESS DIRECTION

      The Company, with its new subsidiary, will focus its business on developing a national day care network that provides early childhood education services to children primarily from six weeks to five years of age.

      The Company's management will continue to look for and seek business acquisitions primarily in the day care and education and training areas.


ACQUSITION STRATEGY

   Our intent is to locate and acquire through acquisition and or merger day care facilities owned by private individuals or small businesses operating at or near a profit, have excellent staff, and located in growing areas in terms of population, development, and income.
The strategy is to bring economies of scale to the facilities while maintaining excellent services at a reasonable price. We plan to expand by acquiring approximately 38 to 48 centers per year.


The Company plans to expand its business via the acquisition of similar day care centers. The company has submitted offers on other Centers. The Day Care centers acquired will be selected on the basis of complementary management, profitability, and location in growth areas. In addition to the above requirements, the company will review for possible acquisition centers that have at least 100 students, with annual gross sales of approximately $500,000 or greater. The Company will consider other opportunities on a case-by-case basis. The company have submitted offers to acquire other centers. The company may not be successful in its efforts to acquire additional day care centers. Additionally, the company may not be able to finance either through equity or debt its acquisition plans.


SALES AND MARKETING

     Our local marketing efforts will include direct mail solicitation, telephone directory and Internet yellow pages and customer referrals. These methods will communicate to parents our commitment to quality care. We will emphasize our commitment to a nurturing environment, educational programs, quality staff and excellent facilities and equipment.

     We will focus on recruiting and retaining high quality center personnel. We believe a high quality teaching and administrative staff is a key factor in customer retention and increasing center occupancy.

COMPETITION

      Competition in the Child Care Segment of the Education Industry

     The childcare segment of the education industry is competitive and highly fragmented, with the most important competitive factors generally based upon reputation, location and price. Our competition consists principally of the following:

     o  other for-profit, center-based child care providers

     o preschool, kindergarten, and before- and after-school programs provided by public schools;

     o local nursery schools and child care centers, including church-affiliated and other non-profit centers;

     o  providers of child care services that operate out of homes; and

     o substitutes for organized child care, such as relatives, nannies and one parent caring full-time for a child.


EMPLOYEES

      As of March 31, 2003, the Corporation had two employees, and the subsidiary, Wee Lads and Lassies, Inc. had 15 full time and two part-time employees. As our growth strategy is implemented, Center employees include or shall include the following:

     o  center directors,

     o  assistant directors,

     o  regular full- and part-time teachers,

     o  temporary and substitute teachers

     o  teachers' aides, and

     o  non-teaching staff, including cooks and van drivers.


FACILITIES

      Wee Lads and Lassies, Inc. is located in a 7,200 square foot facility on 1.5 acres at 144 Bevan Drive, Mooresville, NC, 28115, which is leased under a non-cancelable operating lease from its shareholder that expires in June 2013. Wee Lads and Lassies, Inc.
pays a base monthly rent of approximately $8,700. As the Company implements its acquisition strategy, it is expected that it will acquire additional facilities around the United States. However, there is no guarantee that the Company will be able to implement its strategy or receive the financing required to carry out its acquisition strategy.

     In developing the Day Care Network, individual centers shall be managed by a center director and, in most cases, an assistant director.
All center directors shall participate in periodic training programs or meetings and must be familiar with applicable state and local licensing regulations. Periodically we will conduct a center director retention survey. We believe the results of the survey will reflect overall center director satisfaction. As a result of the survey, we shall revise the center director bonus plan in fiscal year 2003 to increase the focus on customer retention and new enrollments. Additionally, we will use the results to construct initiatives to increase our support of the center directors, as well as improve business performance.

     We anticipate that employee turnover may be high, and we will emphasize recruiting and retaining qualified personnel. The turnover of personnel expected to be experienced by us and other providers in our industry results in part from the fact that a significant portion of our employees may earn entry-level wages and are part-time employees.

     Training Programs. We anticipate all center teachers and other non-management staff will be required to attend an initial half-day training session prior to being assigned full duties and to complete a six week on-the-job basic training program. We will also encourage Center staff to participate in ongoing in-service training as required by state licensing authorities, most of which is focused on education and child health and safety related issues.

Though our strategy calls for enhanced training and coordination with staff, there can be no guarantee that we will be able to fund or identify and hire people to manage these systems.


COMMUNICATION AND INFORMATION SYSTEMS

     We plan on implementing a fully automated information, communication and financial reporting system for our centers. This system will use personal computers and will link every center and regional office to the corporate headquarters. The system will be designed to provide timely information on items such as net revenues, expenses, enrollments, attendance, payroll and staff hours. Additionally, to enhance the economies of scale among centers we plan on implementing a web-based purchase order system for our centers that are integrated into our financial systems.

      We plan on implementing a nationwide network that includes the Internet and company-wide intranet and email applications. Through the use of intranet applications center directors will have immediate access to corporate information and provides center directors with the ability to distribute reports, update databases and revise center listings on a daily basis. Though our strategy calls for enhance communications and information systems, there can be no guarantee that we will be able to fund or identify and hire people to manage these systems.


FORWARD-LOOKING STATEMENTS

     We have made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern our operations, economic performance and financial condition and include statements regarding: opportunities for growth;the number of early childhood education and care centers expected to be added in future years; the profitability of newly opened centers; capital expenditure levels; the ability to refinance or incur additional indebtedness; strategic acquisitions, investments, alliances and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; changes in the regulatory environment; the potential benefit of tax incentives for child care programs; and our projected cash flow.
The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "plans," "estimates" or similar expressions we are making forward-looking statements.


     Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved. Actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others:

     o    the effects of general economic conditions;

     o competitive conditions in the childcare and early education industries;

     o various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need for child care services;

     o the availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues;

     o federal and state regulations regarding changes in childcare assistance programs, welfare reform, transportation safety, minimum wage increases and licensing standards;

     o    the loss of government funding for childcare assistance programs;

     o    our inability to successfully execute our growth strategy;

     o    the availability of financing or additional capital;

     o the availability of sites and/or licensing or zoning requirements that may make us unable to open new centers;

     o    our inability to integrate acquisitions;

     o our inability to successfully defend against or counter negative publicity associated with claims involving alleged incidents at our centers;

     o our inability to obtain insurance at the same levels, or at costs comparable to those incurred historically;

     o wage increase that may impact the ability to hire and retain adequate and qualified staff;

     o the effects of potential environmental contamination existing on any real property owned or leased by us; and

     o other risk factors that are discussed in this report and, from time to time, in our other Securities and Exchange Commission reports and filings.

     We caution you that these risks may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

     You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations that may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.



Item 3.  Disclosures about market other risk factors.


RISK FACTORS

Company Related Risks

       WE HAVE NO OPERATING HISTORY AND AN ACCUMULATED DEFICIT ON
WHICH TO BASE AN INVESTMENT DECISION IN OUR BUSINESS

       We were formed in June 20, 2002. Since then we have raised initial capital and developed a business plan and recently commenced operations. As a result, we have little operating history on which to evaluate our proposed business and our prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives.

       WE EXPECT TO CONTINUE TO HAVE BOTH OPERATING AND NET LOSSES FOR THE FORESEEABLE FUTURE

       We incurred losses of $3,451 for the year ended December 31, 2002. We cannot estimate when revenues from business operations will exceed cumulative losses or whether we will be able to acquire designated property at all.

WE HAVE RAISED LIMITED CAPITAL AND WILL NEED ADDITIONAL CAPITAL TO IMPLEMENT OUR BUSINESS PLAN

       To date, we have raised limited for working capital by selling common stock in exchange for barter product and services.
We used and are using these funds to develop our business plan, identify real estate investment opportunities, and pay expenses to prepare our required filings with the SEC. We will need to raise additional funds, both in the form of equity and debt, to acquire properties to house daycare centers. At present, we expect that we will require approximately $28,000,000 for such purposes. This amount could change as we refine and implement our business plan. We believe we can borrow a large portion of the funds needed to acquire the proposed properties, and plan to raise the balance through the sale of common stock; however, we do not have firm commitments for any additional financing.

       As a result, we may not be able to raise this capital when needed or, if we are able to raise additional capital, it may not be on favorable terms. If this should occur, we would not be able to meet our business objectives. In addition, if we raise additional funds through the issuance of common stock, or other equity or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our current shareholders and our shareholders may experience dilution.


OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED AMONG OUR PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS WHO CAN CONTROL ALL SIGNIFICANT CORPORATE TRANSACTIONS

       Our directors, executive officers and principal shareholders, and their affiliates, beneficially own approximately 90% of our outstanding common stock.As a result, these shareholders can exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL WHICH WE MAY NOT BE ABLE TO DO

       Our future success will depend to a significant extent on the continued services of our Chief Executive Officer. The loss of this officer would likely have a significantly detrimental effect on our business. We do not have employment contracts with this officer and do not maintain "key man" life insurance policies for any of our officers or directors.

Our prospects will also depend on our ability to attract and retain highly qualified sales and marketing, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to employ or retain such personnel.

WE MAY NOT BE ABLE TO PAY DIVIDENDS TO OUR SHAREHOLDERS FOR THE FORESEEABLE
FUTURE

       We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors consider relevant.

CURRENTLY THERE IS NO ACTIVE TRADING MARKET FOR OUR COMMON STOCK MAKING IT DIFFICULT FOR SHAREHOLDERS TO SELL OUR COMMON STOCK

       As of the date of this report, our common stock is not listed on the OTC Exchange and there is no active trading market for our common stock.
We seeking to qualify our securities for trading on the OTC. However, there can be no assurance that we will be successful or that even if so, a meaningful trading market will develop. Because we lack an active market for shares of our common stock, the sale prices of our common stock, if any, could vary widely and shareholders may have difficulty selling their stock at all.

THE AVAILABILITY OF ADDITIONAL SHARES FOR SALE COULD ADVERSELY AFFECT OUR SHARE PRICE

       We plan on securing public relations companies and affiliates to assist in developing a market for our stock. These companies and individuals could sell a sufficient volume of shares of common stock to lower the share price. These indivduals and companies may hold
"restricted securities," as that term is defined under the Securities Act, and in the future may be sold pursuant to a registration statement filed under the Securities Act. Some of these shares may not be sold by these companies or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act. This conclusion is based on the position of the staff of the Division of Corporation Finance of the SEC that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute the shares to the public without coming within the registration requirements of the Securities Act. Therefore, certain of these promoters or affiliates, or their transferees, can only resell their shares through an effective registration statement. Prospective investors should be aware that there is a risk that such sales would have a depressive effect on the market price of our securities in any market which may develop for our securities. If our promoters or affiliates did not hold these shares, there would not be the same risk of a depressive effect on the price of the shares you hold.


Industry  Related Risks

Insurance

     Our insurance program currently includes the following types of policies: workers' compensation, comprehensive general liability, automobile liability, property. We expect to acquire excess "umbrella" liability, directors' and officers' liability and employment practices liability.
These policies provide for a variety of coverages, are subject to various limits, and include substantial deductibles or self-insured retentions. Special insurance is sometimes obtained with respect to specific hazards, if deemed appropriate and available at reasonable cost.

     Claims in excess of, or not included within, our coverage may be asserted. The effects of these claims could have an adverse effect on us. We expect our insurance costs to continue to increase in fiscal year 2003, due partially to higher premiums.

Governmental Laws and Regulations Affecting Us

     Center Licensing Requirements. Our centers will be subject to numerous state and local regulations and licensing requirements. We must develop policies and procedures to assist in complying with such regulations and requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, children's dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the centers and licenses must be renewed periodically. Most jurisdictions establish requirements for background checks or other clearance procedures for new employees of child care centers. Repeated failures of a center to comply with applicable regulations can subject it to sanctions, which might include probation or, in more serious cases, suspension or revocation of the center's license to operate and could also lead to sanctions against our other centers located in the same jurisdiction. In addition, this type of action could lead to negative publicity extending beyond that jurisdiction.

     We believe that our center is in substantial compliance with all material regulations applicable to our business. However, there is no assurance that a licensing authority will not determine our center or a particular center to be in violation of applicable regulations and take action against that center and possibly other centers in the same jurisdiction. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children, that could have a material adverse effect on our operations. States in which we plan to operate routinely review the adequacy of regulatory and licensing requirements and implement changes which may significantly increase our costs to operate inthose states.

     Child Care Tax Incentives. Tax incentives for child care programs can potentially benefit us. Section 21 of the Internal Revenue Code of 1986, referred to as the Code, provides a federal income tax credit ranging from 20% to 30% of specified child care expenses. For eligible taxpayers with one child, credit can be claimed on a maximum of $2,400 of eligible expenses. For eligible taxpayers with two or more children, a credit can be claimed on a maximum of $4,800 of eligible expenses. The maximum credit rises to 35% and the maximum eligible expenses increase to $3,000 for one child and $6,000 for two or more children in 2003. The fees paid to us by eligible taxpayers for child care services qualify for these tax credits, subject to the limitations of Section 21 of the Code. However, these tax incentives are subject to change.

     The Economic Growth and Tax Relief Reconciliation Act of 2001 created new Code Section 45F. This section provides incentives to employers to offset costs related to employer-provided childcare facilities. Costs related to (a) acquiring or constructing property used as a qualified childcare center, (b) operating an existing childcare center, or (c) contracting with an independent childcare operator to care for the children of the taxpayer's employees will qualify for the credit. An additional credit of 10% of qualified expenses for childcare resource and referral services have also been enacted. The maximum credit available, beginning in 2002, for any taxpayer is $150,000 per tax year.

     Many states offer tax credits in addition to the federal credits discussed above. Credit programs vary by state and may apply to both the individual taxpayer and the employer.

     Child Care Assistance Programs. During fiscal year 2002, approximately $26,000 of Wee lads and Lassie's net revenues was generated from federal and state child care assistance programs, primarily the childcare and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although additional funding for child care may be available for low income families as part of welfare reform and the reauthorization of the Block Grant, there is no assurance that we will benefit from any such additional funding.

     Americans with Disabilities Act. The federal Americans with Disabilities Act, referred to as the ADA, and similar state laws prohibit discrimination on the basis of disability in public accommodations and employment. Compliance with the ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations made to commercial facilities conform to accessibility guidelines unless structurally impracticable for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such noncompliance. We have not experienced any material adverse impact as a result of these laws.

     Federal Transportation Regulations. In August and September of 1998, the National Highway Transportation Safety Administration, referred to as NHTSA, issued interpretive letters that appear to modify its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school by childcare providers. These letters indicate that dealers may no longer sell 15-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be used significantly to transport children to and from school or school-related events. These interpretations have affected the type of vehicle that may be purchased by us for use in transporting children between schools and our centers. NHTSA's interpretation and potential related changes in state and federal transportation regulations have increased our costs to transport children because school buses are more expensive to purchase and maintain and, in some jurisdictions, require drivers with commercial licenses.

Item 4.   Control and Procedures
          ----------------------

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




                                  PART II
                                  -------


Item 1.     LEGAL PROCEEDINGS
            -----------------

    We do not believe that there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on our business or operations. However, we may be subject to claims and litigation arising in the ordinary course of business. Although we cannot be assured of the ultimate outcome of allegations, claims or lawsuits, we believe that none of these allegations, claims or lawsuits, will have a material adverse effect on our financial position, operating results or cash flows. In addition, we cannot predict the negative impact of publicity that may be associated with any such allegation, claim or lawsuit.


Item 2.     CHANGE IN SECURITIES
            --------------------
	 On June 20 2002, the Company issued 1,000,000 shares of its common stock to Alton Perkins its founding officer and sole director for $100.00 who assigned his shares to the Perkins Family Trust whom he and his wife Loretta E. Perkins are Trustees. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

     On February 10 2003, the Company had a 26 to 1 forward stock split of its common shares in the form of a stock dividend for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 26,000,000 restricted common shares in accordance with the stock split.

     On March 13 2003, the Company filed Form S-8 with the Securities and Exchange Commission, registering 6,500,000 shares of its common stock pursuant to the 2003 Non-Qualified Stock Compensation Plan. The purpose of the Plan is to provide incentive to attract, retain and motivate highly qualified and competent key employees, consultants, independent contractors, officers and directors.

     The Plan provides a method whereby Blackstocks Development Corp. may be stimulated by the personal involvement of its employees, directors, officers, consultants, advisors and other persons in Blackstocks Development Corp.'s business and future prosperity, thereby advancing the interests of Blackstocks Development Corp. and all of its shareholders by either granting options to purchase shares of common stock of the Company, or issuing shares of common stock of the Company.

	 On March 21 2003, the Company issued 2,863,302 common shares under its 2003 Non-Qualified Stock Compensation Plan to 40 shareholders for consultant and or other advisory services to the Company. Included in the shares issued were shared issued to Loretta E. Perkins (wife of Alton Perkins) in the amount of 500,000 to serve as a Company Director and CEO of Kid's
Connection Corp.

	 On March 21 2003,the Company allocated 14,500,000 common shares of restricted to stock to Kid's Connection, Corp to help further devolop the Company's Day Care Network, and 450,000 Shares to Wee Lads and Lassie, Inc. shareholder's. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.


 On April 4, 2003, the Company issued 1,585,034 common shares of restricted to stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.


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

            Not Applicable


Item 5.     OTHER INFORMATION
            -----------------

             Not Applicable


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a) Though an Audit for Wee Lads and Lassie Acquisition was completed in the required time, it is required to be filed on a Form-8.

            (b)  Documents previously filed:

                 1. Form  8-K, dated 3 February, 2003, Acquisition of
                    Wee Lads and Lassie, Inc. previously filed.

                 2. Registration 8, 2003 Non-Qualified Stock Compensation
                    Plan filed March 31, 2003.



                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLACKSTOCKS DEVELOPMENT CORP.



Dated: May 27, 2003                       By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of Blackstocks Development Corporation for the period ended March 31, 2003, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           March 31, 2003, fully complies with the requirements of
           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of BLACKSTOCKS DEVELOPMENT CORP.

                           BLACKSTOCKS DEVELOPMENT CORP.

Dated: May 27, 2003            By:/s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


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



Date: May 27, 2003                   /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer