Form 10QSB
period 2003-07-31
BLACKSTOCKS DEVELOPMENT CORP
filed 2003-07-31
CIK 1176135

U.S. Securities and Exchange Commission
                       Washington, DC 20549
                             Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended 30 June 2003

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

                               800-549-3560
				----------------------------
                        (Issuer's telephone number)


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

     On 30 June 2003, there were 48,913,786 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.



                      BLACKSTOCKS DEVELOPMENT CORP.
                     (A DEVELOPMENT STAGE ENTERPRISE)



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS



PAGE   1   CONDENSED BALANCE SHEET FOR THE PERIOD FROM
           JUNE 30, 2003 (unaudited)

PAGE   2   STATEMENT OF OPERATIONS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO JUNE 30, 2003
           AND JUNE 30, 2003 (unaudited)


PAGE   3   STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO JUNE 30, 2003
           AND JUNE 30, 2003 (unaudited)


PAGES 5 - 9   NOTES TO FINANCIAL STATEMENTS AS OF June 30, 2003



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

   Item 6.   Exhibits and Reports on Form 8-K
SIGNATURES
BLACKSTOCKS DEVELOPMENT CORP.

                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.


                      BLACKSTOCKS DEVELOPMENT CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEET
                        --------------------------------


                             For the Period
                             June 30, 2003
                             (unaudited)
                           -----------------

 ASSETS

CURRENT ASSETS:
    Cash                        $ 23,740
    Accounts Receivables          20,381
    Prepaid Items                150,948

                                ----------
    TOTAL CURRENT ASSETS         195,069
                                ----------

FIXED ASSETS

    Furniture/Fixtures	         43,739
    Equipment                    50,041
    Vehicle                      36,963
    Accumulated
        Depreciation            (97,376)
                              ----------
    TOTAL FIXED ASSETS           33,367


        INVESTMENTS           2,068,473

    TOTAL ASSETS             $2,296,909

                            ============


LIABILITIES AND STOCKHOLDER'S
EQUITY<DEFICIT>

CURRENT LIABILITIES
	Accounts Payable and
    Accrued Expenses             53,470

	Shareholder Loan Payable 93,664


	TOTAL CURRENT
        LIABILITIES            $147,134

                            ============

STOCKHOLDER'S EQUITY<DEFICIT>:

    Preferred Stock,
    $.0001 par value,
    20,000,000 shares
    authorized, none
    issued and outstanding           -

	Common Stock, $.0001 par value,
	80,000,000 shares authorized,
	26,000,000"issued and
    outstanding                  1,100


	Additional Paid in
    Capital	             2,214,941

	Income/Deficit
    current year	       (69,659)

	Retained Earnings
    Prior years			 3,393

                             ==========
  			     2,149,775

	TOTAL LIABILITIES
        AND
      STOCKHOLDER'S EQUITY   $2,296,909

                             ==========

The accompanying notes are an integral part of these financial statements.



THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.


                       BLACKSTOCKS DEVELOPMENT CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONDENSED STATEMENT OF OPERATIONS
                        ------------------------------------
                                                For the      The Period
                            For the Period      Period      Jun 20 2002
                            1 Jan- 31 Mar      1 Apr/30 Jun (inception)
                               2003                2003    June 30 2003
                            (unaudited)         (unaudited) (unaudited)
                            -----------------   ------------ -----------

NET SALES
Daycare Tuition and fees	$ 95,984       $ 88,715     $184,699
Barter sales			-               126,652	     126,652
COST OF SUPPLIES AND GROCERIES	 (5,338)	 (4,694)     (10,032)

                              -------------     ----------- ----------
GROSS PROFIT			90,646		210,673	     301,319

                              -------------     ----------- ----------
OPERATING EXPENSES:
	Payroll			40,178		 35,900	      76,078
	Payroll Taxes		 2,135		  5,226	       7,361
	Rent			29,709		 28,021	      57,730
	Adminsitraive Expenses	71,416		 82,120	     156,987
	Advertising		    87		    -             87
	Professional Fees	 6,645		    750	       7,395
	Meals and Entertainment	   549		    474	       1,023
	Office Expense		 5,158		  1,817	       6,975
	Insurance		 6,388		 10,832	      17,220
	Auto Expense		   532		    422		 954
	Depreciation		 3,622		  3,622	       7,244
	Bank Charges		   557		    193		 750
	Taxes and Licenses	    40		     -   	  40
	Miscellaneous		   207		     25		 232
	Payroll Service		   597		    370		 967
	Contract Labor		   288		     -   	 288
	Employee Benefits	 3,000		  4,500	       7,500
	Utilities		 3,819		  3,001	       6,820
	Repairs, Maintenance
    and Cleaning		11,049		  2,129	      13,178

                              --------------     -----------  -------
TOTAL EXPENSES			185,976		179,402	      368,829

OPERATING INCOME (LOSS)		(95,330)	 31,271	      (67,510)

OTHER (EXPENSE):

	Interest Expense	(2,800		 (2,800)      (5,600)

	INCOME (LOSS) BEFORE
    INCOME TAXES	       (98,130)		  28,471     (73,110)

INCOME TAXES:

	Income Tax Expense	-   		     -         -

                              -------------     ------------  --------
	 NET INCOME (LOSS)	($98,130)	  $28,471    ($73,110)

                              -----------------  -----------  --------
	Basic and diluted loss
	per common share 	$(0.0022)	  $0.0006     $(0.0015)

	Basic and diluted weighted
	average number of common
	shares outstanding	45,398,336	48,913,786   48,913,786
                              ----------------  -----------  ----------

The accompanying notes are an integral part of these financial statements.



THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

                       BLACKSTOCKS DEVELOPMENT CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONDENSED CASHFLOW STATEMENT
                        --------------------------------
                                                            The Period
                          For the Period For the Period Jun 20, 2002 1 Jan- 31 Mar 1 Apr - 30 Jun (inception)
                               2003              2003      June 30 2003
                           (unaudited)       (unaudited)    (unaudited)
                          ---------------   ------------  -------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

     Net income (loss)	      (98,130)		  28,471      (69,659)

Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities:

     Depreciation		3,622	           3,621        7,244

Increase in operating assets:

     Accounts receivable	29,885		  (27,707)	2,178

	Increase in operating
	liabilities:
	Accounts payable
        and
        accrued expenses       (29,034)		  31,803	2,769

                              ----------        ---------   -----------
NET CASH PROVIDED
BY OPERATING
ACTIVITIES	               (93,657)		 (36,188)     (57,468)
                              -----------      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash used for purchase of
fixed assets			 3,585		    -		 3,585

NET CASH (USED IN)
Proceeds from issuance
of common stock              1,094,493		1,120,448    2,214,941

NET INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS		     1,035,710		1,156,636    2,192,346

CASH AND CASH EQUIVALENTS:

Beginning of period	        48,740		1,084,450	 -
                             -------------    -----------   -----------

End of period	              1,084,450		2,241,086	 -

                             ===========      ===========   ===========

The accompanying notes are an integral part of these financial statements.



THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

                           BLACKSTOCKS DEVELOPMENT CORP.
                            (A Development Stage Company)
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2003
                          -----------------------

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A.  Organization and Business Operations

     Blackstocks Development Corp. (a development stage enterprise) "the Company") was incorporated in Delaware on 20 June 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

Prior to 30 January 2003, all activity related to the Company's formation and preparation of the filing of a registration statement with the Securities and Exchange Commission on Form 10-SB.

On 30 January 2003, the Company acquired Wee Lads and Lassie, Inc. in exchange for 3% of the acquirer's outstanding common shares and a promissory note for $1,375,000 payable to the majority stockholder. The agreement includes the sale of the Company's operations and the land and building used in the Company's operations owned by the stockholder.

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


Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company for the period ended 30 June 2003.

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

 At 30 June 2003 there were no dilutive convertible shares, stock options or warrants.

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

 B.  Common Stock

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At inception, 20 June 2002, the Company issued
1,000,000 shares of its common stock to Alton Perkins pursuant to Section 4(2) of the Securities Act of 1933. The stock was valued at $.0001 per share and was purchased by subscription.

On 10 February 2003, the Company had a 26 to 1 forward stock split of its common shares in the form of a stock dividend for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 26,000,000 restricted common shares in accordance with the stock split.

On 13 March 2003, the Company filed Form S-8 with the Securities and Exchange Commission, registering 6,500,000 shares of its common stock pursuant to the 2003 Non-Qualified Stock Compensation Plan. The purpose of the Plan is to provide incentive to attract, retain and motivate highly qualified and competent key employees, consultants, independent contractors, officers and directors.

On 21 March 2003, the Company issued 2,863,302 common shares under its 2003 Non-Qualified Stock Compensation Plan to 40 shareholders for consultant and or other advisory services to the Company. Included in the shares issued were shared issued to Loretta E. Perkins (wife of Alton Perkins) in the amount of 500,000 to serve as a Company Director and CEO of Kid's
Connection Corp.

On 21 March 2003 the Company allocated 14,500,000 common shares of restricted to stock to Kid's Connection, Corp to help further develop the Company's Day Care Network, and 450,000 Shares to Wee Lads and Lassie, Inc. shareholder's. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

 On 4 April 2003, the Company issued 1,585,034 common shares of restricted to stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On 2 June 2003, the Company issued 10,000,000 common shares of restricted stock to the Perkins Family Trust. The Trust agreed to loan the Company funds to retire stock issued to Greentree Financial. The Company terminated its contract with Greentree Financial. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On 16 June 2003, the Company issued 621,450 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On 16 June 2003, the Company issued 3,000,000 common shares of restricted stock to Page Properties, LLC for various consulting, management and advisory services. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Additional paid-in capital at June 30 2003 represents the fair value of the amount of organization and professional costs incurred by or on the on behalf of the Company as well as other funds from the sale or barter trade of the Company's shares of common stock. Cash or cash equivalents in the amount of $126,652 were received through barter exchange and the sale of common shares. Investments of $2,068,473 were secured in appraised artwork by the barter and exchange of common stock.(See Note 3)

     NOTE 3 - RELATED PARTY TRANSACTIONS

On 20 June 2002, the Company issued a total of 1,000,000 shares of common stock to Alton Perkins, purchased by a $100 subscription. See NOTE 2. "STOCKHOLDERS' EQUITY - Common Stock." Mr. Alton Perkins is the sole officer and director of the Company. Mr. Perkins is deemed to be the beneficial owner of the 1,000,000 shares of Common Stock of the Company, these shares having been assigned to the Perkins Family Trust.

On 10 February 2003, the Company had a 26 to 1 forward stock split of its common shares in the form of a stock dividend for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 26,000,000 restricted common shares in accordance with the stock split.

On 21 March 2003, the Company issued 2,863,302 common shares under its 2003 Non-Qualified Stock Compensation Plan. Included in the shares issued were shared issued to Loretta E. Perkins (wife of Alton Perkins) in the amount of 500,000 to serve as a Company Director and CEO of Kid's
Connection Corp.

On 2 June 2003, the Company issued 10,000,000 common shares of restricted stock to the Perkins Family Trust. The Trust agreed to loan the Company funds to retire stock issued to Greentree Financial. The Company terminated its contract with Greentree Financial. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.
Alton Perkins to pay a note for the Company to retire a contract and agreement with Greentree Financial Services to terminate a contract that was not completed by the service provider.

The Company has a contract with a related entity to provide cleaning services of the daycare facility on a daily basis. The amounts paid under the terms of the contract were $16,800 and $18,200, for 2002 and 2001, respectively. The transaction is considered to be an arms-length transaction and is properly reflected in the financial statements.

The Company currently has its Corporate office in the offices of Alton Perkins, an officer and director of the Company and is charged $100.00 per month for rent, beginning on 1 July 2002.

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

NOTE 5 - ADVERTISING

The Company charges the costs of advertising to expense when incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled $3,780 and $230 for the years ended December 31, 2002 and 2001, respectively, and $87 for the two quarters ending June 30, 2003.

NOTE 6 - ACCOUNTS RECEIVABLE

Certain accounts receivable are charged to bad debt expense when they are deemed uncollectible based upon a periodic review of the accounts. The Company performs ongoing credit reviews of its customer accounts.

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment ranging from five to seven years.

Expenditures for major renewals and betterments of the offices and playground facilities that extend the useful lives of fixed assets are capitalized. Expenditures for repairs and maintenance items are charged to expense as incurred.

When an asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.

The Company makes ongoing evaluations of the values of its assets to determine whether an impairment write-down should be recognized in accordance with SFAS No. 144. To date, no such impairment write-down has been deemed necessary.

NOTE 8 - REVENUE RECOGNITION

Revenue for daycare operations is recognized when daycare services are performed.

NOTE 9 - LONG-LIVED ASSETS

The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting
Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets(SFAS 144). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement for the year ending December 31, 2002. No impairments were recognized during the year ended December 31, 2002.

NOTE 10 - INCOME TAXES

The Company has approximately $3,000 of federal and state net operating losses available that expire in various years through the year 2017.

Due to operating losses and accelerated depreciation for tax purposes, there is no provision for current federal or state income taxes for the years ended December 31, 2002 and 2001.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2002 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $1,000 less a valuation allowance in the amount of approximately $1,000, respectively. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,000 and $-0- for the years ended December 31, 2002 and 2001, respectively.

The Company's total deferred tax asset as of December 31, 2002 is as follows:

	Net operating loss carry forwards	$   3,000
	Valuation allowance			           (3,000)

       Net deferred tax asset		   $       --


NOTE 11 - SUBSEQUENT EVENT

On January 30, 2003, the Company entered into an agreement to be acquired by an unrelated entity in exchange for the acquirer's outstanding common shares secured by a promissory note for $1,375,000 payable to the majority stockholder. The agreement includes the sale of the Company's operations and the land and building used in the Company's operations owned by the stockholder.

NOTE 12 - CONTRACTS

The Company participates in a tuition subsidy program funded by the Iredell County Department of Social Services. The daycare center and the parents of the children eligible for the program enter into an annual contract. The County determines eligibility and requires the daycare center to submit monthly attendance reports to receive partial tuition payments. The Company received approximately $150,000 of subsidized payments in 2002 and in 2001.

The Company also participates in a subsidized food program that provides nutritionally balanced hot meals for all of the students. The program is available and administered through the North Carolina Department of Health and Human Services division. The program reimburses the daycare center for all
direct expenses relating to preparing the meals for the students.   The daycare
center submits a monthly report with supporting documentation for all expenses and received approximately $26,000 and $32,000 in subsidized payments in 2002 and 2001, respectively.



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

Prior to 30 January 2003, all activity related to the Company's formation and preparation of the filing of a registration statement with the Securities and Exchange Commission on Form 10-SB.

     On 30 January 2003, the Company effected an asset acquisition acquiring Wee Lads and Lassies, Inc., a North Carolina corporation, pursuant to an Asset Purchase Agreement (the "Agreement"). Pursuant to the Agreement, the Company through Kid's Connection, Corp. it's newly-formed and wholly owned subsidiary, acquired 100% of the assets of Wee Lads and Lassies, Inc. The result of the acquisition makes Wee Lads and Lassies, Inc. a wholly owned subsidiary of the Company. As consideration for the acquisition Wee Lads and Lassies, Inc. received 3% of the Company's outstanding common stock and a promissory note in the amount of $1,375,000.

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

       On May 12 2003, the Company terminated its agreement with Greentree Financial Services (Greentree). Greentree was contracted to provide various advisory and consultant services to the Company. However, the Company and Greentree decided to terminate the contract. Alton Perkins and the Perkins Family Trust have agreed to lend the Company funds which shall be secured by a demand note to compensate Greentree for the limited services that it rendered to the Company. In turn, Greentree will return all the Company's stock it was issued for the services which it did not complete.

      On May 22 2003, the Company entered into an asset purchase agreement with Kid's Connection Inc. a North Carolina corporation, pursuant to a an Asset Purchase Agreement(the 'Agreement'). Pursuant to the Agreement, the Company shall acquire 100% of the assets of Kid's Connection Inc. a daycare center operating in the Coastal region of North Carolina. In accordance with the agreement, and subsequent assignment, the company will only purchase the business assets and not the real estate. The real estate purchase has been assigned to an affiliate company. The consideration to be paid to the Seller at closing by the Company is $215,000 or $685,000 minus $470,000
(the value of the real estate).

On 5 June 2003, the Company entered into a market development and investor relations agreement with Page Properties, LLC (Page). Subject to further actions by Page contained in the agreement at the Company shall compensate Page through the issuance of restricted common stock.

On 5 June 2003, the Company entered into an executive management agreement with Page Properties. Subject to further actions contained in the agreement the Company is scheduled to issue Page shares of its common stock for services it has agreed to provide the Company.

On 21 July 2003, the Company entered into a personal services agreement with Media Funding Management, Ltd. (MFM) to provide marketing consultant and media buying services. The parties agreed that the personal services agreement is valued at $1,000,000 and covers a two year period.

On 21 July 2003, the Company entered into a media advertising agreement with Media Funding Management, Ltd. to provide media advertising for the Company throughout the United States and Canada. The parties agreed that the media advertising agreement is valued at $4,000,000 and covers a two year period. For the Media the Company has agreed to issue common stock to MFM valued at the agreed upon contract price and that carries full registration rights.

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

Brands:
Blackstocks Development Corporation has two brands that it is developing on a national level:

Kids Connection Corp. - focuses on the acquisition, development, and operations of existing successfully run private daycare centers in growth areas.

Tiny Tots Inc. - focuses on the development, and operations of on-site daycare services for hospitals and health related professionals.

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


EMPLOYEES

      As of 30 June 2003, the Corporation had two employees, and the subsidiary, Wee Lads and Lassies, Inc. had 15 full time and two part-time employees. As our growth strategy is implemented, Center employees include or shall include the following:

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


FORWARD-LOOKING STATEMENTS

     We have made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern our operations, economic performance and financial condition and include statements regarding: opportunities for growth; the number of early childhood education and care centers expected to be added in future years; the profitability of newly opened centers; capital expenditure levels; the ability to refinance or incur additional indebtedness; strategic acquisitions, investments, alliances and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; changes in the regulatory environment; the potential benefit of tax incentives for child care programs; and our projected cash flow.
The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "plans," "estimates" or similar expressions we are making forward-looking statements.


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

    THOUGH THE COMPANY REALIZED A NET PROFIT FOR THE REPORTING QUARTER,WE EXPECT TO CONTINUE TO HAVE BOTH OPERATING AND NET LOSSES FOR THE
FORESEEABLE FUTURE

       We realized a net profit of $28,471 for the quarter. However, the Company incurred losses of $ (69,659) for the first two quarters ending
June 30, 2003. Because of our acquisition strategy we expect losses to continue in the future. We cannot estimate when revenues from business operations will exceedcumulative losses or whether we will be able to acquire designated property at all.

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

       Our directors, executive officers and principal shareholders, and their affiliates, beneficially own approximately 78% of our outstanding common stock. As a result, these shareholders can exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

THE AVAILABILITY OF ADDITIONAL SHARES FOR SALE COULD ADVERSELY AFFECT OUR SHARE PRICE

       We plan on securing public relations companies and affiliates to assist in developing a market for our stock. These companies and individuals could sell a sufficient volume of shares of common stock to lower the share price. These individuals and companies may hold "restricted securities," as that term is defined under the Securities Act, and in the future may be sold pursuant to a registration statement filed under the Securities Act. Some of these shares may not be sold by these companies or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act. This conclusion is based on the position of the staff of the Division of Corporation Finance of the SEC that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute the shares to the public without coming within the registration requirements of the Securities Act. Therefore, certain of these promoters or affiliates, or their transferees, can only resell their shares through an effective registration statement. Prospective investors should be aware that there is a risk that such sales would have a depressive effect on the market price of our securities in any market which may develop for our securities. If our promoters or affiliates did not hold these shares, there would not be the same risk of a depressive effect on the price of the shares you hold.


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

     We believe that our center is in substantial compliance with all material regulations applicable to our business. However, there is no assurance that a licensing authority will not determine our center or a particular center to be in violation of applicable regulations and take action against that center and possibly other centers in the same jurisdiction. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children, that could have a material adverse effect on our operations. States in which we plan to operate routinely review the adequacy of regulatory and licensing requirements and implement changes which may significantly increase our costs to operate in those states.

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


Item 2.     CHANGE IN SECURITIES
            --------------------
	 On 20 June 2002, the Company issued 1,000,000 shares of its common stock to Alton Perkins its founding officer and sole director for $100.00 who assigned his shares to the Perkins Family Trust whom he and his wife Loretta E. Perkins are Trustees. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

     On 10 February 2003, the Company had a 26 to 1 forward stock split of its common shares in the form of a stock dividend for stockholders of record as of 31 December 2002. The Perkins Family Trust was assigned 26,000,000 restricted common shares in accordance with the stock split.

     On 13 March 2003, the Company filed Form S-8 with the Securities and Exchange Commission, registering 6,500,000 shares of its common stock pursuant to the 2003 Non-Qualified Stock Compensation Plan. The purpose of the Plan is to provide incentive to attract, retain and motivate highly qualified and competent key employees, consultants, independent contractors, officers and directors.

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

	 On 21 March 2003, the Company issued 2,863,302 common shares under its 2003 Non-Qualified Stock Compensation Plan to 40 shareholders for consultant and or other advisory services to the Company. Included in the shares issued were shared issued to Loretta E. Perkins (wife of Alton Perkins) in the amount of 500,000 to serve as a Company Director and CEO of Kid's
Connection Corp.

	 On 21 March 2003, the Company allocated 14,500,000 common shares of restricted to stock to Kid's Connection, Corp to help further develop the Company's Day Care Network, and 450,000 Shares to Wee Lads and Lassie,
Inc. shareholder's. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.


    On 4 April 2003, the Company issued 1,585,034 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

    On 2 June 2003, the Company issued 10,000,000 common shares of restricted stock to the Perkins Family Trust. The Trust agreed to loan the Company funds to retire stock issued to Greentree Financial. The Company terminated its contract with Greentree Financial. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On 16 June 2003, the Company issued 621,450 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On 16 June 2003, the Company issued 3,000,000 common shares of restricted stock to Page Properties, LLC for various consulting, management and advisory services. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.



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

            Not Applicable


Item 5.     OTHER INFORMATION
            -----------------

             Not Applicable


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

          	Documents previously filed:

1. Form  8-K, dated 30 July, 2003, Resignation of Accounting Firm.

2. Form  8-K, dated 30 July, 2003, Acquisition of
          Kid's Connection, Inc. of North Carolina previously filed.

3. Form 8-K, dated 30 July, 2003, Assignment of interest rights and liabilities Kid's Connection, Inc. of North Carolina previously filed.

4. Form 8-K, dated 30 July, 2003, Market Development And Investor Relations Agreement with Page Properties previously filed.

5. Form 8-K, dated 30 July, 2003, Executive Management Agreement with Page Properties previously filed

6. Form  8-K, dated 31 July, 2003, MEDIA ADVERTISING AGREEMENT -
         MEDIA FUNDING MANAGEMENT, LTD.,  previously filed.

7. Form 8-K, dated 31 July, 2003, Agreement with PERSONAL SERVICES AGREEMENT - MEDIA FUNDING MANAGEMENT, LTD., previously filed.


                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLACKSTOCKS DEVELOPMENT CORP.



Dated: July 31, 2003                       By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of Blackstocks Development Corporation for the period ended June 30, 2003, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           June 30, 2003, fully complies with the requirements of
           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of BLACKSTOCKS DEVELOPMENT CORP.

                           BLACKSTOCKS DEVELOPMENT CORP.

Dated: July 31, 2003             By:/s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


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



Date: July 31, 2003                   /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer