Form 10QSB
period 2003-09-30
BLACKSTOCKS DEVELOPMENT CORP
filed 2003-11-17
CIK 1176135

U.S. Securities and Exchange Commission
                       Washington, DC 20549
                             Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended 30 September 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ---- to ----


                      Commission File number 0-49914

                       BLACKSTOCKS DEVELOPMENT CORPORATION
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

                         120 North Cedar St. | Suite 3709
                         Charlotte, North Carolina 28202
          -------------------------------------------------------
           (Address of principal executive office and zip code)

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

     On 16 November 2003, there were 56,756,425 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.



                      BLACKSTOCKS DEVELOPMENT CORPORATION



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS



PAGE   1   CONDENSED BALANCE SHEET FOR THE PERIOD ENDED
           30 SEPTEMBER 2003 (unaudited)

PAGE   2   STATEMENT OF OPERATIONS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO 30 SEPTEMBER 2003
           AND 30 SEPTEMBER 2003 (unaudited)


PAGE   3   STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO 30 SEPTEMBER 2003
           AND 30 SEPTEMBER 2003 (unaudited)


PAGES 5 - 9   NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2003



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

   Item 3.   Defaults Upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security-Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
BLACKSTOCKS DEVELOPMENT CORPORATION


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------


                 Blackstocks Development Corporation
                         and Subsidiaries
                           BALANCE SHEET
                            (unaudited)
              ======================================

                            Three Months
                                Ended
                            30-Sep-2003
                            -------------
ASSETS

CURRENT ASSETS
	Cash		               $27,500
	Accounts Receivable		   287,063
	Prepaid items		       656,303
                             -----------

		TOTAL CURRENT ASSETS   970,865
                             -----------
FIXED ASSETS
	Furniture and Fixtures		75,739
	Equipment		            76,658
	Vehicle		                36,963
	Accumulated Depreciation  (100,289)
                             -----------
		TOTAL FIXED ASSETS	    89,071
                             -----------

    Investments			     2,068,473
                             -----------
		TOTAL ASSETS	    $3,128,409
                            ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
	Bank overdraft                 -
	Accounts Payable and
    Accrued Expenses		   301,616
	Due to officer		        93,664
                             -----------
		TOTAL CURRENT
        LIABILITIES	           395,280
                             -----------

STOCKHOLDER'S EQUITY
	    Preferred Stock,
	    $.0001 par value,
	    20,000,000 shares
	    authorized, none
	    issued and outstanding	   -

	    Common Stock, $.0001
        par value,80,000,000
        shares authorized,
	    26,000,000"issued and
	    outstanding 		     1,100

	   Additional Paid
       in Capital            2,710,395

	Income/Deficit current
    year		                18,241
	Retained Earnings
    Prior years		             3,393
			                 2,733,129
                            -----------

	TOTAL LIABILITIES
    AND STOCKHOLDER'S
    EQUITY	                $3,128,409
                            ============

The accompanying notes are an integral part of these financial statements.




                 Blackstocks Development Corporation
                         and Subsidiaries
                  CONDENSED STATEMENT OF OPERATIONS
                            (unaudited)
              ======================================
                                                         The Period
                                                         20 June'02
					     Three Months    Three Months    (Inception)
                              Ended	        Ended		 thru
						  30-Jun-2003	 30-Sep-2003	 30-Sep-2003
                        -------------   -------------   -------------

NET SALES
	Tuition and fees		88,715 	        76,656 	       261,355
	Barter sales		   126,652 	       329,483 	       456,135
COST OF SUPPLIES
AND GROCERIES			    (4,694)	        (3,021)	       (13,053)
                        -------------   -------------   -------------
GROSS PROFIT			   210,673 	       403,118 	       704,437
                        -------------   -------------   -------------

OPERATING EXPENSES:
	Payroll				    35,900 	        27,815 	       103,893
	Payroll Taxes			 5,226 	         9,511 	        16,872
	Rent				    28,021 	        27,380 	        85,110
	Administrative Expenses	82,120 	       118,525 	       272,061
	Advertising				   -   	            48 		       135
	Professional Fees		   750 	           -   	         7,395
	Meals and Entertainment	   474 	           -   	         1,023
	Office Expense			 1,817 	       106,168 	       113,143
	Insurance			    10,832 	         8,642 	        25,862
	Auto Expense			   422 	           534 	         1,488
	Depreciation			 3,622 	         2,913 	        10,157
	Bank Charges			   193 	            71 		       821
	Taxes and Licenses		   -   	           -   		        40
	Miscellaneous			    25 	         6,000 	         6,232
	Payroll Service			   370 	           442 	         1,409
	Contract Labor			   -   	           -   	           288
	Employee Benefits		 4,500 	           -   	         7,500
	Utilities				 3,001 	         3,669 	        10,489
	Repairs, Maintenance
    and Cleaning			 2,129 	           700 	        13,878
                        -------------   -------------   -------------

 TOTAL EXPENSES			   179,402         312,418 	       677,796

                        -------------   -------------    -------------
 OPERATING INCOME (LOSS)    31,271 	        90,700 	        26,641
                        -------------   -------------    -------------
OTHER (EXPENSE):
	Interest Expense		(2,800)	        (2,800)	        (8,400)
                        -------------   -------------   -------------
	INCOME (LOSS)
    BEFORE INCOME TAXES	    28,471 	        87,900 	        18,241
                        -------------   -------------   -------------
INCOME TAXES:
	Income Tax Expense
	Tax Benefit of Operating
    Loss Carry forward

    NET INCOME (LOSS)	    28,471 	        87,900 		    18,241

                         -------------   -------------   -------------
	Basic and diluted
    loss per common share  0.00058          0.00155  	    0.00032
                         -------------   -------------   -------------
	Basic and diluted weighted
	average number of common
	shares outstanding	   48,913,786 	   56,756,425  	   56,756,425


The accompanying notes are an integral part of these financial statements.





                 Blackstocks Development Corporation
                         and Subsidiaries
                  CONDENSED CASHFLOW STATEMENT
                            (unaudited)
              ======================================

                                                               The Period
                                                               20 June'02
					          Three Months    Three Months      (Inception)
                                  Ended	          Ended		      thru
						      30-Jun-2003	  30-Sep-2003	    30-Sep-2003
                              -------------  -------------     -------------

CASH FLOWS FROM
OPERATING ACTIVITIES:
	Net income (loss)			$28,471 	    $87,900 	     $18,241
	Adjustments to reconcile
    net income (loss) to net
	cash provided by operating
    activities:
		Depreciation			  3,621 	      2,913 	      10,156
		Increase in
        operating assets:
		Accounts receivable		(27,707)	    266,682 	     268,860

        Increase in operating
        liabilities:
		Accounts payable
        and accrued expenses	 31,803 	    248,146 	     250,915

        Shareholder loan payable,
        accrued interest
                              -------------  -------------     -------------
        NET CASH PROVIDED BY
		OPERATING ACTIVITIES	 36,188 	    605,640 	     548,171
                              -------------  -------------     -------------
CASH FLOWS FROM
INVESTING ACTIVITIES:
	Cash used for purchase
    of fixed assets				                (58,617)	     (62,202)
                              -------------  -------------     -------------
		NET CASH (USED IN)	  1,120,448 	    495,454 	   2,710,395
		Proceeds from issuance
		of common stock
                              -------------  -------------     -------------
        NET CASH (USED IN)
		INVESTING ACTIVITIES  1,120,448 	    436,837 	   2,648,193
                              -------------  -------------     -------------
		NET INCREASE
        (DECREASE) IN
		CASH AND CASH
        EQUIVALENTS			  1,156,636 	  1,042,477 	   3,196,364
                              -------------  -------------     -------------
CASH AND CASH EQUIVALENTS:
		Beginning of period	  1,045,991 	  2,202,627
                              -------------  -------------
		End of period		 $2,202,627 	 $3,245,104
                              -------------  -------------


The accompanying notes are an integral part of these financial statements.


                           BLACKSTOCKS DEVELOPMENT CORPORATION
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  30 SEPTEMBER 2003
                               -----------------------

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

 At 30 September 2003 there were no dilutive convertible shares, stock options or warrants. The Company allocated 280,000 common shares to a resevere to be issued in accordance with its agreement with Media Funding Management.

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

On 25 September 2003, the Company allocated 280,000 common shares to a resevere to be issued in accordance with its media and trade account funding agreement.

On 13 October 2003, the Company returned to the Treasury 2,203,361 common shares previously issued to R. Chris Cottone and Green Tree Financial.This action was part of the termination agreement of 12 May 2003.


Additional paid-in capital at 30 September 2003 represents the fair value ofthe amount of organization and professional costs incurred by or on the on behalf of the Company as well as other funds from the sale or barter trade of the Company's shares of common stock. Cash or cash equivalents in the amount of $329,483 were received through barter exchange and $495,454 of cash or cash equivalents were received through the sale of common shares. Investments of $2,068,473 were secured in appraised artwork by the barter and exchange of common stock.(See Note 3)

     NOTE 3 - RELATED PARTY TRANSACTIONS

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

The Company currently has its Corporate office in the offices of Alton Perkins, an officer and director of the Company and is charged $1,000.00 per month for rent, beginning on 1 Aug 2003.

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

NOTE 5 - ADVERTISING

The Company charges the costs of advertising to expense when incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled $3,780 and $230 for the years ended December 31, 2002 and 2001, respectively, and $135 for the three quarters ending
30 September 2003. An additional $700,000 has been allocated for barter sales, media buying, and a major ad campaign planned for the first quarter of 2004. This is reflected in prepaid expenses and account payables. To cover this allocation the Company has reserved an equivalent amount of common stock payable to Media Funding Management. This allocation is part of a $5 million media and barter trade line of credit agreement signed on 21 July 2003.

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

The Company's total deferred tax asset as of December 31, 2002 is as follows:

	Net operating loss carry forwards	$   3,000
	Valuation allowance			           (3,000)

       Net deferred tax asset		   $    ------


NOTE 11 - SUBSEQUENT EVENT

On January 30, 2003, the Wee lads and Lassie entered into an agreement to be acquired by an unrelated entity in exchange for the acquirer's outstanding common shares secured by a promissory note for $1,375,000 payable to the majority stockholder. The agreement includes the sale of the Company's operations and the land and building used in the Company's operations owned by the stockholder.

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



ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION OR PLAN OF OPERATION
          ----------------------------------------

     Financial Analysis
     ----------------------------------
      In the third quarter of 2003, revenues increased from $ 210,673 to $403,118. This increase was largely due to an increase in barter sales. Revenue from daycare tuition and fees decreased slightly from $88,715 to $76,656. This decrease can be attributed to seasonality and changes in enrollment from summer to fall months. Accounts receivables and prepaid accounts increased to $266,682 and $505,355 respectively.
Prepaid accounts included allocations for media and trade accounts to be used in the Corporation's implementation of its national marketing program.


     Operations
     ----------------------------------

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

On or about 16 September 2003 the Company terminated its agreement with Kid's Connection Inc.

    The Company's stock transfer agent is:
    Florida Atlantic Stock Transfer, Inc.
    7130 Nob Hill Road
    Tamarac, FL, 33321

    The Company's CUSIP number is: 092488 10 5


BUSINESS

Background:

The mission of Blackstocks Development Corporation is to develop a National Early Learning and Childhood Development Network focused on providing Center-based early childhood education and educational services to children primarily from six weeks to five years of age. The company's immediate objective is to develop and acquire on average 83 daycare centers per year for the next ten years.
As part of the Company's strategy, we intend to acquire as well as develop centers that we believe meet our long term objects and will increase shareholder value.

Objective: Become One of Top Two Companies in the Public Market:

The childcare industry is highly fragmented, with enormous potential for consolidation and growth. According to First Industry
Research (FIR), in 2002, Americans spent $41 billion on licensed childcare programs up from $38 billion in 2001. Forecast by Marketdata Corporation indicates by year 2005, American expenditures will exceed well over $50 billon. Though there is growth, FIR reports that the industry practices few economies of scale and application of technology, and have weak brand distinctions.

We believe the demand for childcare is high, and is likely to remain high for the foreseeable future. There are over 500,000 licensed facilities in the United States. But the demand is even greater. According to a report by the National Child Care Association, in 14 states alone there is a waiting list for childcare services for over 484,050 children. On average, this equates to 3,872 facilities required in these 14 states. Within six years the United States is expected to add another 1.2 million children 4 and under;
a 6 percent increase. This equates to another 9,600 facilities required. According to FIR, only 40 companies operate more than 10 facilities. Of these only four are publicly traded companies. These public companies are growing at a rate of about 3% annually; while the rate of growth for children is six percent.

Blackstocks Development is one of five public companies in the childcare business. The four other public companies combined have 2,759 licensed center based childcare facilities in the United States. This represents less than one-half of one percent of the licensed capacity of all licensed childcare provider facilities, and less than 2.5 percent of all licensed center based childcare facilities in the United States.

For most families, after rent or mortgage payments childcare is the second largest expense in the family budget. According to FIR, a clear and growing demand exists for childcare chains that are safe, enjoyable, and provides children a rich learning experience. The challenge is to provide this service at a reasonable price while making a profit and returning value to shareholders. Using our strategy, management team, and resources, we are uniquely positioned to take advantage of this growth opportunity. We believe the public status allows the Company a broader access to capital, and in turn greater sustainability and growth potential.

More important, we believe we can become one of the top two public companies in the daycare industry. Access to capital, coupled with a strong operating team that focuses on using technology to implement economies of scale, a multi-million dollar marketing and advertising strategy to build a distinctive brand, and a unique purchasing and asset acquisition system is the key to our success. Within the next five years, we firmly believe and intend to carve out market share allowing us to grow the business.


Business Strategy

The Company is focused on developing its brand in three primary areas: 1) Middle and upper middle income growth areas,
2) Subsidized market in urban areas (primarily targeting Hispanic and African American families); and 3) back-up centers in the health care area. We believe this three prong approach provides the Company the greatest flexibility and opportunity for long term growth, profitability and increased shareholder value.

Acquisitions - Our acquisitions strategy is two fold: 1) to acquire and to turn around underperforming centers principally in the top 30 African American and Hispanic subsidized markets; and 2) to acquire private profitable or near profitable centers in middle and upper middle income growth areas.

Development - Our strategy is to partner with employees primarily in the health care area to provide educational back-up services;
and develop centers in growth and subsidized areas.

Approach - To fully use technology to bring economies of scale to operations, including purchasing and procurement, security and child monitoring systems, management, accounting, staff operations and development.

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


SALES AND MARKETING

     Our marketing efforts include developing a national advertising campaign focusing major print, radio, television, internet, and other mediums to expand the Company's brand.

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


EMPLOYEES

      As of 30 September 2003, the Corporation had five employees, and the subsidiary, Wee Lads and Lassies, Inc. had 15 full time and two part-time employees. As our growth strategy is implemented, Center employees include or shall include the following:

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

       We realized a net profit of $ 87,900 for the quarter. However, the Company a smaller net profit $ 18,241 for the first three quarters ending 30 Spetember 2003. Because of our acquisition strategy we expect losses to continue in the future. We cannot estimate when revenues from business operations will exceed cumulative losses or whether we will be able to acquire designated property at all.

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

  On 16 June 2003, the Company issued 3,000,000 common shares of restricted stockto Page Properties, LLC for various consulting, management and advisoryservices. The stock was issued pursuant to an exemption from registrationunder Section 4(2) of the Securities Act.

  On 25 September 2003, the Company allocated 280,000 common shares to a resevere to be issued in accordance with its media and trade account funding agreement.

  On 13 October 2003, the Company returned to the Treasury 2,203,361 common shares previously issued to R. Chris Cottone and Green Tree Financial.This action was part of the termination agreement of 12 May 2003.


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

            Not Applicable


Item 5.     OTHER INFORMATION
            -----------------

             Not Applicable


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

          	Documents previously filed:

1. Form  8-K, dated 14 August 2003, Wee lads and Lassie.

2. Form  8-K/A, dated 11 September 2003, Reignation Ltr.
Grassano Accounting



                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BLACKSTOCKS DEVELOPMENT CORPORATION



Dated: 17 November 2003                      By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of Blackstocks Development Corporation for the period ended 30 September 2003, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           June 30, 2003, fully complies with the requirements of
           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended 30 September 2003, fairly presents, in all material respects, the financial condition and results of operations of BLACKSTOCKS DEVELOPMENT CORPORATION.

                            BLACKSTOCKS DEVELOPMENT CORPORATION

Dated: 17 November 2003         By:/s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


                              CERTIFICATIONS
                              --------------

  I, Alton Perkins, President of BLACKSTOCKS DEVELOPMENT CORPORATION, hereby certify that:

    3. I have reviewed this quarterly report on Form 10-QSB of BLACKSTOCKS DEVELOPMENT CORPORATION;

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



Date:17 November 2003                   /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer