Form 10-Q/A
period 2003-09-30
BLACKSTOCKS DEVELOPMENT CORP
filed 2003-11-20
CIK 1176135

U.S. Securities and Exchange Commission
                       Washington, DC 20549
                             Form 10-QSB/A


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
           JUNE 20, 2002 (INCEPTION) TO 30 SEPTEMBER 2003
           AND 30 SEPTEMBER 2003 (unaudited)


PAGES 5 - 9   NOTES TO FINANCIAL STATEMENTS AS OF 30 SEPTEMBER 2003



   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Plan of Operation.


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




                 Blackstocks Development Corporation
                         and Subsidiaries
                  CONDENSED STATEMENT OF OPERATIONS
                            (unaudited)
              ======================================
                                                         The Period
                                                         20 June'02
			Three Months    Three Months    (Inception)
                            Ended	   Ended	    thru
			30-Jun-2003	 30-Sep-2003	 30-Sep-2003
                        -------------   -------------   -------------

NET SALES
	Tuition and fees 88,715 	 76,656 	   261,355
	Barter sales	126,652 	329,483 	   456,135
COST OF SUPPLIES
AND GROCERIES		 (4,694)	 (3,021)	   (13,053)
                        -------------   -------------   -------------
GROSS PROFIT		210,673 	403,118 	   704,437
                        -------------   -------------   -------------

OPERATING EXPENSES:
	Payroll		 35,900 	 27,815 	   103,893
	Payroll Taxes	  5,226 	  9,511 	    16,872
	Rent		 28,021 	 27,380 	    85,110
	Administrative
        Expenses	 82,120 	118,525 	   272,061
	Advertising	    -   	     48 	       135
	Professional
        Fees                750 	    -   	     7,395
	Meals and
        Entertainment	    474 	    -   	     1,023
	Office Expense	  1,817 	106,168 	   113,143
	Insurance	 10,832 	  8,642 	    25,862
	Auto Expense	    422 	    534 	     1,488
	Depreciation	  3,622 	  2,913 	    10,157
	Bank Charges	    193 	     71 	       821
	Taxes and Licenses  -   	    -   		40
	Miscellaneous	     25 	  6,000 	     6,232
	Payroll Service	    370 	    442 	     1,409
	Contract Labor	    -   	    -   	       288
	Employee Benefits 4,500 	    -   	     7,500
	Utilities	  3,001 	  3,669 	    10,489
	Repairs,
        Maintenance
        and Cleaning	  2,129 	    700 	    13,878
                        -------------   -------------   -------------

 TOTAL EXPENSES		179,402         312,418 	   677,796

                        -------------   -------------    -------------
 OPERATING INCOME
 (LOSS)                  31,271 	 90,700 	    26,641
                        -------------   -------------    -------------
OTHER (EXPENSE):
	Interest
        Expense		 (2,800)	 (2,800)	   (8,400)
                        -------------   -------------   -------------
	INCOME (LOSS)
    BEFORE INCOME TAXES	 28,471 	 87,900 	   18,241
                        -------------   -------------   -------------
INCOME TAXES:
    Income Tax Expense
    Tax Benefit of Operating
    Loss Carry forward

    NET INCOME (LOSS)	 28,471 	 87,900            18,241

                         -------------   -------------   -------------
    Basic and diluted
    loss per common share  0.00058          0.00155  	    0.00032
                         -------------   -------------   -------------
    Basic and diluted
    weighted average number
    of common shares
    outstanding	        48,913,786 	 56,756,425  	   56,756,425
                         -------------   -------------   -------------

The accompanying notes are an integral part of these financial statements.





                 Blackstocks Development Corporation
                         and Subsidiaries
                  CONDENSED CASHFLOW STATEMENT
                            (unaudited)
              ======================================

                                                               The Period
                                                               20 June'02
			      Three Months    Three Months      (Inception)
                                  Ended	         Ended		   thru
			      30-Jun-2003    30-Sep-2003       30-Sep-2003
                              -------------  -------------     -------------

CASH FLOWS FROM
OPERATING ACTIVITIES:
    Net income (loss)		$28,471 	$87,900 	 $18,241
    Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
    Depreciation	          3,621 	  2,913 	  10,156
    Increase in
    operating assets:
    Accounts receivable		(27,707)	266,682 	 268,860

    Increase in operating
    liabilities:
    Accounts payable
    and accrued expenses	 31,803 	248,146 	 250,915

    Shareholder loan payable,
    accrued interest
                              -------------  -------------     -------------
    NET CASH PROVIDED BY
    OPERATING ACTIVITIES	 36,188         605,640 	 548,171
                              -------------  -------------     -------------
CASH FLOWS FROM
INVESTING ACTIVITIES:
   Cash used for purchase
   of fixed assets	                        (58,617)	 (62,202)
                              -------------  -------------     -------------
   NET CASH (USED IN)
   Proceeds from issuance
   of common stock	      1,120,448         495,454        2,710,395
                              -------------  -------------     -------------
   NET CASH (USED IN)
   INVESTING ACTIVITIES       1,120,448 	436,837        2,648,193
                              -------------  -------------     -------------
   NET INCREASE
   (DECREASE) IN
   CASH AND CASH
   EQUIVALENTS		      1,156,636       1,042,477        3,196,364
                              -------------  -------------     -------------
CASH AND CASH EQUIVALENTS:
   Beginning of period	      1,045,991       2,202,627
                              -------------  -------------
   End of period             $2,202,627      $3,245,104
                              -------------  -------------


The accompanying notes are an integral part of these financial statements.


                           BLACKSTOCKS DEVELOPMENT CORPORATION
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  30 SEPTEMBER 2003
                               -----------------------

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A.  Organization and Business Operations

    Blackstocks Development Corp. ("the Company") was incorporated in Delaware on 20 June 2002. The Company is engaged operating childcare centers and the development of a national daycare network.

Prior to 30 January 2003, all activity related to the Company's formation and preparation of the filing of a registration statement with the Securities and Exchange Commission on Form 10-SB.

On 30 January 2003, the Company acquired Wee Lads and Lassie, Inc.
in exchange for 3% of the acquirer's outstanding common shares and a promissory note for $1,375,000 payable to the majority stockholder.
The agreement included the sale to the Company of Wee Lads and Lassie, Inc. operations and other assets used in its business to the Company.

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

The Operations of Wee Lads and Lassies, Inc. is included in the Company's consolidated finacial statements.

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

NOTE 13 - Accounting for Trade And Barter Dollar Activities

The Company receives trade dollars for and or other goods and services for the of its products and services to barter exchange members and or the public.
The Company also expends trade dollars in the acquisition of goods or services used in its operations. When reasonably determinable, the Company records these transactions at the fair value of the goods or services received. Historically, the Company spends trade dollars for various fees, advertising, salaries and legal fees and services, equipment, and supplies required in conducting business and or considered exchanges of other goods and services.

Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with APB 29 and the interpretations contained in EITF 93-11 and 99-17. Accordingly, the Company generally records exchanges at the carrying value of goods or services.

NOTE 14 - Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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


     Operations
     ----------------------------------

    Blackstocks Development Corp. ("the Company") was incorporated in Delaware on 20 June 2002. The Company is engaged operating childcare centers and the development of a national daycare network.

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

On or about 16 September 2003 the Company terminated its agreement with Kid's Connection Inc.

    The Company's stock transfer agent is:
    Florida Atlantic Stock Transfer, Inc.
    7130 Nob Hill Road
    Tamarac, FL, 33321

    The Company's CUSIP number is: 092488 10 5


BUSINESS

Background:

The mission of Blackstocks Development Corporation is to develop a National Early Learning and Childhood Development Network focused on providing Center-based early childhood education and educational services to children primarily from six weeks to five years of age.
The company's immediate objective is to operate, develop and acquire on average 83 daycare centers per year for the next ten years.
As part of the Company's strategy, we intend to operate, acquire as well as develop centers that we believe meet our long term objects and will increase shareholder value.

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

                                         BLACKSTOCKS DEVELOPMENT CORPORATION



Dated: 20 November 2003                      By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of Blackstocks Development Corporation for the period ended 30 September 2003, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           30 September 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended 30 September 2003, fairly presents, in all material respects, the financial condition and results of operations of BLACKSTOCKS DEVELOPMENT CORPORATION.

                            BLACKSTOCKS DEVELOPMENT CORPORATION

Dated: 20 November 2003         By:/s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


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



Date:20 November 2003                   /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer