Form 10QSB
period 2003-12-31
BLACKSTOCKS DEVELOPMENT CORP
filed 2004-02-17
CIK 1176135

U.S. Securities and Exchange Commission
                       Washington, DC 20549
                             Form 10-QSB/A


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended 31 December 2003

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

                         120 North Cedar St. | Suite 3809
                         Charlotte, North Carolina 28202
          -------------------------------------------------------
           (Address of principal executive office and zip code)

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

     On 31 December 2003, there were 56,756,425 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.





                      BLACKSTOCKS DEVELOPMENT CORPORATION



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS



PAGE   1   CONDENSED BALANCE SHEET FOR THE PERIOD ENDED
           31 DECEMBER 2003 (unaudited)

PAGE   2   STATEMENT OF OPERATIONS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO 31 DECEMBER 2003
           AND 31 DECEMBER 2003 (unaudited)


PAGE   3   STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
           JUNE 20, 2002 (INCEPTION) TO 31 DECEMBER 2003
           AND 31 DECEMBER 2003 (unaudited)


PAGES 5 - 9   NOTES TO FINANCIAL STATEMENTS AS OF 31 DECEMBER 2003


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


SIGNATURES
BLACKSTOCKS DEVELOPMENT CORPORATION


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------



                 Blackstocks Development Corporation
                         and Subsidiaries
                           BALANCE SHEET
                            (unaudited)
              ======================================

                            Three Months
                                Ended
                            31-Dec-2003
                            -------------
ASSETS

CURRENT ASSETS
	Cash		       $23,589
	Accounts Receivable    328,137
	Prepaid items	       706,170
                             -----------

	TOTAL CURRENT ASSETS 1,057,896
                             -----------
FIXED ASSETS
	Furniture and
        Fixtures		75,739
	Equipment		76,658
	Vehicle		        36,963
	Accumulated
        Depreciation          (106,089)
                             -----------
	TOTAL FIXED ASSETS	83,271
                             -----------

    Investments		     2,068,473
                             -----------
	TOTAL ASSETS	    $3,209,640
                            ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
	Bank overdraft             -
	Accounts Payable and
        Accrued Expenses       356,125
	Due to officer		93,664
                             -----------
	TOTAL CURRENT
        LIABILITIES	       449,789
                             -----------

STOCKHOLDER'S EQUITY
	    Preferred Stock,
	    $.0001 par value,
	    20,000,000 shares
	    authorized, none
	    issued and outstanding -

	Common Stock, $.0001
        par value,80,000,000
        shares authorized,
	26,000,000"issued and
	outstanding 	          1,100

        Additional Paid
        in Capital            2,754,396

	Income/Deficit current
        year		         962
	Retained Earnings
        Prior years		  3,393
			      2,759,851
                            -----------

	TOTAL LIABILITIES
        AND STOCKHOLDER'S
        EQUITY	            $3,209,640
                            ============

The accompanying notes are an integral part of these financial statements.


                 Blackstocks Development Corporation
                         and Subsidiaries
                  CONDENSED STATEMENT OF OPERATIONS
                            (unaudited)
              ======================================
                                                         The Period
                                                         20 June'02
			Three Months    Three Months    (Inception)
                            Ended	   Ended	    thru
			30-Sep-2003	 31-Dec-2003	 31-Dec-2003
                        -------------   -------------   -------------

NET SALES
	Tuition and fees 76,656 	 85,654 	   347,009
	Barter sales	329,483 	 17,335 	   473,470
COST OF SUPPLIES
AND GROCERIES		 (3,021)	 (3,525)	   (16,578)
                        -------------   -------------   -------------
GROSS PROFIT		403,118 	 99,464 	   803,901
                        -------------   -------------   -------------

OPERATING EXPENSES:
	Payroll		 27,815 	 24,669 	   128,562
	Payroll Taxes	  9,511 	  8,382 	    25,254
	Rent		 27,380 	 25,017  	   110,127
	Administrative
        Expenses	118,525 	 19,414 	   291,475
	Advertising	     48  	      - 	       135
	Professional
        Fees                  - 	1,044   	     8,439
	Meals and
        Entertainment	      - 	  163   	     1,186
	Office Expense	106,168 	  5,975 	   119,118
	Insurance	  8,642 	  3,652 	    29,514
	Auto Expense	    534 	    210 	     1,698
	Depreciation	  2,913 	  1,434 	    11,591
	Bank Charges	     71 	    116 	       937
	Taxes and Licenses  -   	    6   		46
	Miscellaneous	  6,000 	    880 	     7,112
	Payroll Service	    442 	    240 	     1,649
	Contract Labor	    -   	    -   	       288
	Employee Benefits   -   	    1,059   	   8,559
	Utilities	  3,669 	  1,481 	    11,970
	Repairs,
        Maintenance
        and Cleaning	    700 	  1,960 	    15,838
                        -------------   -------------   -------------

 TOTAL EXPENSES		312,418          95,702 	   773,498

                        -------------   -------------    -------------
 OPERATING INCOME
 (LOSS)                  90,700 	  3,762 	    30,403
                        -------------   -------------    -------------
OTHER (EXPENSE):
	Interest
        Expense		 (2,800)	 (2,800)	  (11,200)
                        -------------   -------------   -------------
	INCOME (LOSS)
    BEFORE INCOME TAXES	 87,900 	     962 	   19,203
                        -------------   -------------   -------------
INCOME TAXES:
    Income Tax Expense
    Tax Benefit of Operating
    Loss Carry forward

    NET INCOME (LOSS)	 87,900 	    962            19,203

                         -------------   -------------   -------------
    Basic and diluted
    loss per common share  0.00155          0.00002  	    0.00034
                         -------------   -------------   -------------
    Basic and diluted
    weighted average number
    of common shares
    outstanding	        56,756,425 	 56,756,425  	   56,756,425
                         -------------   -------------   -------------

The accompanying notes are an integral part of these financial statements.


                 Blackstocks Development Corporation
                         and Subsidiaries
                  CONDENSED CASHFLOW STATEMENT
                            (unaudited)
              ======================================

                                                               The Period
                                                               20 June'02
			      Three Months    Three Months      (Inception)
                                  Ended	         Ended		   thru
			      30-Sep-2003    31-Dec-2003       31-Dec-2003
                              -------------  -------------     -------------

CASH FLOWS FROM
OPERATING ACTIVITIES:
    Net income (loss)		 $87,900 	   $962 	 $19,203
    Adjustments to reconcile
    net income (loss) to net
    cash provided by operating
    activities:
    Depreciation	           2,913 	  1,434 	  11,590
    Increase in
    operating assets:
    Accounts receivable		 266,682	 41,075  	 309,935

    Increase in operating
    liabilities:
    Accounts payable
    and accrued expenses	248,146 	 54,509 	 305,424

    Shareholder loan payable,
    accrued interest
                              -------------  -------------     -------------
    NET CASH PROVIDED BY
    OPERATING ACTIVITIES	605,640          97,980 	 646,152
                              -------------  -------------     -------------
CASH FLOWS FROM
INVESTING ACTIVITIES:
   Cash used for purchase
   of fixed assets	        (58,617)             -	          (55,032)
                              -------------  -------------     -------------
   NET CASH (USED IN)
   Proceeds from issuance
   of common stock	        495,454          44,001         2,754,396
                              -------------  -------------     -------------
   NET CASH (USED IN)
   INVESTING ACTIVITIES         102,618 	      -         2,313,974
                              -------------  -------------     -------------
   NET INCREASE
   (DECREASE) IN
   CASH AND CASH
   EQUIVALENTS		        708,259          97,980         2,960,126
                              -------------  -------------     -------------
CASH AND CASH EQUIVALENTS:
   Beginning of period	      $2,202,627      $2,910,886
                              -------------  -------------
   End of period              $2,910,886      $3,008,866
                              -------------  -------------


The accompanying notes are an integral part of these financial statements.


                           BLACKSTOCKS DEVELOPMENT CORPORATION
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  31 DECEMBER 2003
                               -----------------------

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

 At 31 December 2003 there were no dilutive convertible shares, stock options or warrants. The Company allocated 280,000 common shares to a resevere to be issued in accordance with its agreement with Media Funding Management.

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

Stock issuance

Additional paid-in capital at 31 December 2003 represents the fair value ofthe amount of organization and professional costs incurred by or on the on behalf of the Company as well as other funds from the sale or barter trade of the Company's shares of common stock. Cash or cash equivalents in the amount of $17,335 were received through barter exchange and $44,001 of cash or cash equivalents were received through the sale of common shares. Investments of $2,068,473 were secured in appraised artwork by the barter and exchange of common stock.(See Note 3)

     NOTE 3 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - ADVERTISING

The Company charges the costs of advertising to expense when incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled $3,780 and $230 for the years ended December 31, 2002 and 2001, respectively, and $135 for the four quarters ending
31 December 2003. An additional $706,170 has been allocated for barter sales, media buying, and a major ad campaign planned for the first quarter of 2004. This is reflected in prepaid expenses and account payables. To cover this allocation the Company has reserved an equivalent amount of common stock payable to Media Funding Management. This allocation is part of a $5 million media and barter trade line of credit agreement signed on 21 July 2003.

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

On 4 November 2003,the Company entered into an Investor and Public Relations contract with Barry Kaplan Assocaites.

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

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION OR PLAN OF OPERATION
          ----------------------------------------

     Financial Analysis
     ----------------------------------
      In the fourth quarter of 2003, revenues decreased from $ 403,118 to $99,464. This decrease was largely due to an decrease in barter sales. Revenue from daycare tuition and fees increased slightly from $76,656 to $85,654. This decrease can be attributed to seasonality and changes in enrollment from summer to fall months. Accounts receivables and prepaid accounts increased to $328,137 and $706,170 respectively.
Prepaid accounts included allocations for media and trade accounts to be used in the Corporation's implementation of its national marketing program.


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


EMPLOYEES

      As of 31 December 2003, the Corporation had five employees, and the subsidiary, Wee Lads and Lassies, Inc. had 15 full time and two part-time employees. As our growth strategy is implemented, Center employees include or shall include the following:

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

We realized a net profit of $ 962 for the quarter. However, the Company realized a small net profit $ 19,203 for the four quarters ending 31 December 2003. Because of our acquisition strategy we expect losses to continue in the future. We cannot estimate when revenues from business operations will exceed cumulative losses or whether we will be able to acquire designated property at all.

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

1. Form  None




                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BLACKSTOCKS DEVELOPMENT CORPORATION



Dated: 17 February 2004                      By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of Blackstocks Development Corporation for the period ended 31 December 2003, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           31 December 2003, fully complies with the requirements of
           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended 31 December 2003, fairly presents, in all material respects, the financial condition and results of operations of BLACKSTOCKS DEVELOPMENT CORPORATION.

                            BLACKSTOCKS DEVELOPMENT CORPORATION

Dated: 17 February 2004          By:/s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


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



Date:17 February 2004                    /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer