Form 10KSB
period 2003-12-31
BLACKSTOCKS DEVELOPMENT CORP
filed 2004-11-10
CIK 1176135

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended
                             December 31, 2003
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

                      Commission file number 000-49914

                     Blackstocks Development Corporation
           ----------------------------------------------------
           (Exact name of small business issuer in its charter)

              Delaware                             03-0459617
       ---------------------                  ---------------------
        (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          Identification No.)

                       120 North Cedar St. Suite 3809
                     Charlotte, North Carolina         28202
           ---------------------------------------------------
           (Address of principal executive offices)  (zip code)

           Issuer's Telephone Number:     704-547-7090
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
[  ]

State issuer's revenues for its most recent fiscal year.    $ 281,473.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.
          $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                    Outstanding at August 4, 2004

Common Stock, par value $0.0001             39,269,292

Documents incorporated by reference:    None


                         Blackstocks Development Corporation
                             2003 FORM 10-KSB REPORT

                                TABLE OF CONTENTS

PART I                                                                      Page
- ------                                                                    ----

Item 1             Description of the Business ...........................     2

Item 2.            Description of Property ...............................     9

Item 3.            Legal Proceedings .....................................     9

Item 4.            Submission of Matters to a Vote of Security Holders....    10

PART II
- -------

Item 5.            Market for Registrant's Common Equity and Related
                   Stockholder Matters....................................    10

Item 6.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................    13

Item 7.            Financial Statements...................................    18

Item 8             Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...................     18

Item 8a            Controls and Procedures...............................     18




PART III
- --------

Item 9.            Directors, Executive Officers, Promoters and Control
                   Persons of the Registrant; Compliance with Sect 16(a)
                   of the Exchange Act ...................................    19

Item 10.           Executive Compensation.................................    20

Item 11.           Security Ownership of Certain Beneficial Owners And
                   Management and Related Stockholder Matters.............    24

Item 12.           Certain Relationships and Related Transactions ........    25

Item 13.           Exhibits and Reports On Form 8-K.......................    26

Item 14.           Principal Accountant Fees and Services.................    28

                              --------------------


PART I
--------


ITEM 1.   DESCRIPTION OF THE BUSINESS

Overview

     Blackstocks Development Corporation (the 'Company') was incorporated as a Delaware Corporation in June 2002. We commenced child care operations on 30 January 2003, when we acquired Wee Lads and Lassie, Inc.

     Prior to acquiring Wee Lads and Lassie, our activities were primarily devoted to business development, recruiting personnel and other start-up activities.


General

     The mission of Blackstocks Development Corporation is to develop a National Early Learning and Childhood Development Network focused on providing Center-based early childhood education and educational services to children primarily from six weeks to five years of age. The Company is committed to providing:

     o       A Quality education

     o       A Quality environment

     o       At an affordable price.

The company's immediate objective is to develop or acquire on average 83 daycare centers per year for the next ten years. As part of the Company's strategy, we intend to either develop or acquire centers that we believe meet our long term objects and will increase shareholder value.

Our Strategic Objective: Become One of the Top Two Companies in the
Public Market.

Industry Background

     The childcare industry is highly fragmented, with potential for consolidation and growth. According to First Industry Research (FIR), in 2002, Americans spent $41 billion on licensed childcare programs up from $38 billion in 2001. Forecast by FIR indicates by year 2005, American expenditures will exceed well over $50 billon. Though there is growth, FIR reports that the industry practices few economies of scale and application of technology, and have weak brand distinctions.

     We believe the demand for childcare is high, and is likely to remain high for the foreseeable future. There are over 500,000 licensed facilities in the United States. But the demand is even greater. According to a report by the National Child Care Association, in 14 states alone there is a waiting list for childcare services for over 484,050 children. On average, this equates to 3,872 facilities required in these 14 states. According to FIR within six years the United States is expected to add another 1.2 million children 4 and under; a 6 percent increase. This equates to another 9,600 facilities required. According to FIR, only 40 companies operate more than 10 facilities. Of these only four are publicly traded companies. These public companies are growing at a rate of about 3% annually; while the rate of growth for children is six percent.

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

Strategy

The Company is focused on developing its brand in three primary areas:

1) Middle and upper middle income growth areas,
2) Subsidized market in urban areas (primarily targeting Hispanic and African American families); and
3) Employee based centers mainly in the health care area.

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

Development - Our strategy is to partner with employers primarily in the health care area to provide educational back-up services; and develop centers in growth and subsidized areas.

Approach - To fully use technology to bring economies of scale to operations, including purchasing and procurement, security and child monitoring systems, management, accounting, staff operations and development. Additionally, we believe that bartered products and services can help the Company reduce cost, improve efficiencies and economies of scale, and enhance cash flow from operations.

The company has submitted offers on other Centers. Those offers are pending. The Day Care centers, if acquired, will be selected on the basis of complementary management, profitability, and location in growth areas.
In addition to the above requirements, the company will review for possible acquisition centers that have at least 100 students, with annual gross sales of approximately $500,000 or greater. The Company will consider other opportunities on a case-by-case basis. The company may not be successful in its efforts to acquire additional day care centers. Additionally, the company may not be able to complete its development or acquisition plan or finance these plans either through equity or debt.

Sales, Marketing and Advertising

    Our marketing efforts include developing a national advertising campaign focusing on major print, radio, television, internet, and other mediums to expand the Company's brand.

     We will focus on recruiting and retaining high quality center personnel. We believe a high quality teaching and administrative staff is a key factor in customer retention and increasing center occupancy.

    In August 2003, we completed an agreement with Media Funding Management, Ltd. (MFM) in association with the The Allan R. Hackel Organization, Inc.
to provide the Company with national advertising and trade dollars. This agreement is designed to provide Blackstocks Development Corp. with trade account dollars and media advertising throughout the United States and Canada.


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

 The Company's competition in additionally includes large national and regional centers such as Kinder Care Learning Centers, La Petite Academy and Child Time Learning Centers. Additional competition also comes from providers who operate out of their home and their fees are normally lower than fees for center-based care because providers for home-based care are not always required to satisfy the same health, safety or operational regulations as larger centers. Many religious and other non-profit child care centers have no or lower rental costs than other centers, and may receive donations or other funding to cover operating expenses and may utilize volunteers for staffing. Consequently, tuition rates at these facilities are commonly lower than rates charged by Companies that we will lease our facilities to. The large, national, for profit child care companies that may have more aggressive tuition discounting and other pricing policies than our Company.


Employees

As of the date of this Form 10KSB, we have 41 full and part time employees and consultants. All employees are retained pursuant to agreements that can be terminated by us at-will. As we continue to grow and execute our strategic plan, we expect to hire additional personnel. None of our staff is represented by a labor union. We believe that our relationship with our employees is good. Competition for qualified personnel in our industry is intense.

Center Development

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


COMMUNICATION AND INFORMATION SYSTEMS

     We plan on implementing an automated information, communication and financial reporting system for our centers. This system will use personal computers and will link every center and regional office to the corporate headquarters. The system will be designed to provide timely information on items such as net revenues, expenses, enrollments, attendance, payroll and staff hours. Additionally, to enhance the economies of scale among centers we plan on implementing a web-based purchase order system for our centers that are integrated into our financial systems.

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


RISK FACTORS

Company Related Risks

      WE HAVE LITTLE OPERATING HISTORY AND AN ACCUMULATED DEFICIT ON WHICH TO BASE AN INVESTMENT DECISION IN OUR BUSINESS

      We were formed in June 20, 2002. Since then we have raised initial capital, developed a business plan and commenced operations. As a result, we have little operating history on which to evaluate our proposed business and our prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives.

      THE COMPANY REALIZED A NET LOSS FOR THE FISCAL YEAR, WE EXPECT
TO CONTINUE TO HAVE BOTH OPERATING AND NET LOSSES FOR THE FORESEEABLE FUTURE

      Because of our acquisition strategy we expect losses to continue in the future. We cannot estimate when revenues from business operations will exceed cumulative losses or whether we will be able to acquire designated property at all.

      WE HAVE RAISED LIMITED CAPITAL AND WILL NEED ADDITIONAL CAPITAL TO IMPLEMENT OUR BUSINESS PLAN

    To date, we have raised limited for working capital by selling common stock in exchange for barter product and services. We used and are using these funds to develop our business plan, identify development and acquisition opportunities, and pay expenses to prepare our required filings with the SEC. We will need to raise additional funds, both in the form of equity and debt, to acquire properties to house daycare centers. At present, we expect that we will require approximately $56,000,000 for such purposes. This amount could change as we refine and implement our business plan. We believe we can borrow a large portion of the funds needed to acquire the proposed properties, and plan to raise the balance through the sale of common stock; however, we do not have firm commitments for any additional financing.

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

    Our directors, executive officers and principal shareholders, and their affiliates, beneficially own approximately 93% of our outstanding common stock. As a result, these shareholders can exercise control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

    Our prospects will also depend on our ability to attract and retain highly qualified teachers, sales and marketing, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to employ or retain such personnel.

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

    CURRENTLY THERE IS NO ACTIVE TRADING MARKET FOR OUR COMMON STOCK MAKING IT DIFFICULT FOR SHAREHOLDERS TO SELL OUR COMMON STOCK

    As of the date of this report, our common stock is not listed on the OTC Exchange and there is no active trading market for our common stock.
We have applied to NASD for a symbol for our securities thru a market maker or trading on the OTC. However, there can be no assurance that we will be successful or that even if so, a meaningful trading market will develop. Because we lack an active market for shares of our common stock, the sale prices of our common stock, if any, could vary widely and shareholders may have difficulty selling their stock at all.

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

     Claims in excess of, or not included within, our coverage may be asserted. The effects of these claims could have an adverse effect on us. We expect our insurance costs to continue to increase in fiscal year 2004, due partially to higher premiums.

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

     Child Care Assistance Programs. During fiscal year 2003, approximately $27,000 of Wee lads and Lassie's net revenues was generated from federal and state child care assistance programs, primarily the childcare and Development Block Grant and At-Risk Programs. These programs are designed to assist low-income families with child care expenses and are administered through various state agencies. Although additional funding for child care may be available for low income families as part of welfare reform and the reauthorization of the Block Grant, there is no assurance that we will benefit from any such additional funding.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company currently has its Corporate office in the offices of Mr. Perkins, an officer and director of the Company and is charged $1,000.00 per month for rent, beginning on 1 Aug 2003.

FACILITIES

     Wee Lads and Lassies, Inc. is located in a 7,200 square foot facility on
1.5 acres at 144 Bevan Drive, Mooresville, NC, 28115, which is leased under a non-cancelable operating lease from its shareholder that expires in June 2013. The Company pays a base monthly rent of approximately $8,700. As the Company implements its acquisition strategy, it is expected that it will acquire additional facilities around the United States. However, there is no guarantee that the Company will be able to implement its strategy or receive the financing required to carry out its acquisition strategy.


Item 3.   Legal Proceedings

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


Item 4.   Submission Of Matters To A Vote Of Security Holders

    During the fourth quarter of the year ended December 31, 2003, no matters were submitted by the Company to a vote of its stockholders.


                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

    There is currently no public market for the Company's securities.

    The Company has applied for quotation of its securities on the NASD OTC Bulletin Board. However, there can be no assurance that the Company's application will be approved and or accepted.

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

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the NASDAQ Small Cap Market.

     In order to qualify for listing on the NASDAQ Small Cap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) a public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers;
(v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the NASDAQ Small Cap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000;(iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

     In general there is greatest liquidity for traded securities on the NASDAQ Small Cap Market and less on the NASD OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded in the future.


    The Company's stock transfer agent is:
    Florida Atlantic Stock Transfer, Inc.
    7130 Nob Hill Road
    Tamarac, FL, 33321

    The Company's CUSIP number is: 092488 10 5


Recent Sales of Unregistered Securities

A.  Preferred Stock

     The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of Preferred stock have been issued.

 B.  Common Stock

     The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At inception, 20 June 2002, the Company issued 1,000,000 shares of its common stock to Alton Perkins pursuant to Section 4(2) of the Securities Act of 1933. The stock was valued at $.0001 per share and was purchased by subscription.


The following transactions occurred during the year:

a) At inception, June 20, 2002, the Company issued 1,000,000 shares of its common stock to Alton Perkins pursuant to Section 4(2) of the Securities Act of 1933. The stock was valued at $.0001 per share and was purchased by subscription.

b) On 10 February 2003, the Company had a 26 to 1 forward stock split of its common shares in the form of a stock dividend for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 26,000,000 restricted common shares in accordance withthe stock split.

c) On March 13, 2003, the Company filed Form S-8 with the Securities and Exchange Commission, registering 6,500,000 shares of its common stock pursuant to the 2003 Non-Qualified Stock Compensation Plan. The purpose of the Plan is to provide incentive to attract, retain and motivate highly qualified and competent key employees, consultants, independent contractors, officers and directors.

d) On March 21, 2003, the Company issued 2,863,302 common shares under its 2003 Non-Qualified Stock Compensation Plan to 40 shareholders for consulting and or other advisoryservices to the Company. Included in the shares issued were shared issued to Loretta E.Perkins (wife of Alton Perkins) in the amount of 500,000 to serve as a Company Directorand CEO of Kid's. These transactions were recorded in accordance with SFAS No. 123,"Accounting for Stock-Based Compensation". See note 15.

e) On March 21, 2003 the Company allocated 14,500,000 common shares of restricted stock to Kid's to help further develop the Company's day care network, and 450,000 Shares to Wee Lads shareholder's. See note 2. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

f) On April 4, 2003, the Company issued 1,585,034 common shares of restricted to stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. Thesetransactions were recorded in accordance with APB-29, "Accounting for Non-Monetary Transactions" while considering the guidance of EITF Issue 93-11, "Accounting for Barter Transactions Involving Barter Credits". See note 3.

g) On June 2, 2003, the Company issued 10,000,000 common shares of restricted stock to the Perkins Family Trust for cash consideration of $2,500. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The Trust had loaned $2,500 to the Company to fund the retirement of shares issued to Greentree Financial who they had terminated a contract with.

h) On June 16, 2003, the Company issued 621,450 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act. These transactions were recorded in accordance with APB-29, "Accounting for Non-Monetary Transactions" while considering the guidance of EITF Issue 93-11, "Accounting for Barter Transactions Involving Barter Credits". See note 3.

i) On June 16, 2003, the Company issued 3,000,000 common shares of restricted stock to Page Properties, LLC for various consulting, management and advisory services. The stock was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

j) On September 25, 2003, the Company allocated 280,000 common shares to a reserve to be issued in accordance with its media and trade account funding agreement.

k) On October 3, 2003, the Company issued 50,000 common shares under its 2003 Non-Qualified Stock Compensation Plan to a shareholder for consultant and or other advisory services to the Company. These transactions were recorded in accordance with SFAS No.123, "Accounting for Stock-Based Compensation". See
note 15.

l) On October 13, 2003, the Company returned to the Treasury 2,183,280 common sharespreviously issued to R. Chris Cottone and Green Tree Financial. This action was part of the termination agreement of May 12, 2003.

m) From October 17 thru December 3, 2003, the Company issued 331,786 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. These transactions were recorded in accordance with APB-29, "Accounting for Non-Monetary Transactions" while considering the guidance of EITF Issue 93-11,"Accounting for Barter Transactions Involving Barter Credits". See note 3.

n) Effective December 31, 2003, 3,000,000 shares of the Company's restricted stock was returned to the Company's Treasury. The Company signed Novation Agreements with Page Properties, LLC. This action served to terminate agreements between the Company and Page Properties and return the restricted common shares to the Company's Treasury.

o) Effective December 31, 2003, the Company returned to Treasury 14,500,000 common shares previously issued to Kid's. The stock was issued to help develop Kid's business plan.However, as part of the Board's efforts to streamline management and control the Boardreturned the stock to Treasury.At
December 31, 2003 there were 84 stockholders holding 39,268,292 common shares of which 37,847,242 are restricted shares with the appropriate restricted markings and 1,421,050 are registered 'free trading' common shares issued under the Company's Employees Benefits Plan dated March 13, 2003.

The following transactions occurred subsequent to year end:

a) From March 16 to May 7, 2004, the Company issued 22,500 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

b) On April 1, 2004, the Company issued 10,000 common shares under its 2003 Non-Qualified Stock Compensation Plan to a shareholder for consulting and or other advisory services to the Company.


Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following discussion should be read in conjunction with the financial statements contained in Item 8 of Part IV of this Form 10-KSB.

Introduction and Nature of Business

     The mission of Blackstocks Development Corporation is to develop a National Early Learning and Childhood Development Network focused on providing Center-based early childhood education and educational services to children primarily from six weeks to five years of age. The company's immediate objective is to develop and acquire on average 83 daycare centers per year for the next ten years. As part of the Company's strategy, we intend to either develop or acquire centers that we believe meet our long term objects and will increase shareholder value.


Selected Financial Data



                                                      Year Ended December 31,
                                                      -----------------------

RESULTS OF OPERATIONS:                                 2003             2002
                                                       ----              ----


Total revenues                                     $    281,473    $      -
Net Income/loss                                    $   (495,372)   $    (3,451)
Net Income/loss attributable
to common stockholders                             $   (495,372)   $    (3,451)

Basic and diluted income (loss) per common share   $    (0.02)     $     (0.00)

Weighted average common shares outstanding           30,585,412       1,000,000


YEAREND FINANCIAL POSITION:
Total assets                                       $  2,414,433
Total liabilities                                  $    734,136
Stockholders' equity                               $  1,680,297


Year Ended December 31, 2003, as compared to the year ended December 31, 2002

     Overall Financial Situation. The Company had revenues of $ 281,473 for the year ended December 31, 2003, and no revenues for year end December 31, 2002. Total expenses increased and were due to Employee health insurance and expense for professional services.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report.

Revenue Recognition and Allowance for Doubtful Accounts.

Revenue for daycare operations is recognized when daycare services are performed.

If we do not accurately estimate the resources required or the scope of work to be performed for a contract or we do not manage the project properly within the planned time period, then we may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. We have committed unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those contracts. We expect that we will experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, could adversely affect our business, financial condition and results of operations.


Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since inception in 2002 has incurred losses. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to execute its business strategy and/or its ability to raise additionally equity.

The Company's near term operating strategy focuses on the continued execution of its business plan. The Company has increased revenues and is seeking to fund its working capital requirements through revenues generated. The Company will require additional capital raised through debt or equity to fully implement its business plan. No assurance can be given that the Company will be successful in raising additional capital or fully implement its business plan.

The Company's ability to operate as a going concern is dependent on its ability to execute its business plan and/or raise additionally equity. There can be no assurance that the Company will be able to achieve or sustain any level of profitability in the future. Future operating results will depend on a number of factors, including demand for, and market acceptance of, the Company's services and prevailing economic conditions. There can be no assurance that the Company will generate sufficient revenues to ever achieve sustained profitability or otherwise sustain its profitability in the future. However, although no assurances can be given, the Company is confident that it will be able to continue operating as a going concern.

Current and Future Financing Needs

We expect to spend, substantial amounts in connection with growing our child care center network. We will need to raise additional funds, both in the form of equity and debt, to acquire properties to house daycare centers. At present, we expect that we will require approximately $56,000,000 for such purposes. This amount could change as we refine and implement our business plan. We believe we can borrow a large portion of the funds needed to acquire the proposed properties, and plan to raise the balance through the sale of common stock; however, we do not have firm commitments for any additional financing.

Additionally, as part of our growth strategy we expect to implement an advertising camping in major media outlets. We expect to spend approximately 5 million dollars on advertising and marketing within the next two years.

Based on our current plans, we believe that our cash and cash equivalents and cash flows will not be sufficient to enable us to meet our planned operating needs and we will require additional capital. However, the actual amount of funds we may need to operate is subject to many factors, some of which are beyond our control.

These factors include the following:

     costs associated with any acquisitions targets;

     costs associated with marketing our services; and

     our ability to grow our customer base and retain our current customers.

We have based our belief of requiring additional funds on assumptions that may prove to be wrong.

Inflation

Since the inception of the Company in June 2002, the rate of inflation has remained low and the cost of the Company's operations has not been significantly affected by inflationary trends in the economy.


Item 7.   Financial Statements

The report of the Company's Independent Auditors, the Company's financial statements and notes to financial statements appear herein commencing on Page F-1.


Item 8.   Changes In and Disagreements with Accountants on Accounting and
          Financial

There have been no disagreements with accountants concerning any material matter of the Company's financial statements and or operations.

The Company changed accountants from Grassano Accounting to SF Partnership LLP.

Item 8a.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company's consolidated financial statements for the year ended December 31, 2003, SF Partnership, LLP identified deficiencies that existed in the design or operation of the Company's internal controls that it considers to be material weaknesses in the effectiveness of the Company's internal controls pursuant to standards established by the American Institute of Certified Public Accountants. A "material weakness" is a reportable condition in which the design or operation of one or more of the specific internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. SF Partnership, LLP advised the Audit Committee of the Company's Board of Directors of the following material weaknesses:


	o 	Inappropriate revenue recognition for barter transactions;

	o 	Inadequate segregation of duties;


Based on these findings management initiated a comprehensive review of financial controls and procedures to address the issues identified by SF Partnership, LLP and to bring the Company into compliance with the requirements of the Sarbanes-Oxley act with respect to internal controls and procedures.

In addition, the Company has a concern about the segregation of duties and as such in the future, as apart of its growth strategy, and funding permits will hire a CPA fulltime for its staff to handle internal matters and enhance this area.

Additionally, management will engage the services of an independent internal controls consultant to document, test and develop current and expanded internal controls and procedures.

Management believes that the measures noted above will address the conditions identified by SF Partnership, LLP as material weaknesses, and that which management sees as material weaknesses and or concerns. The Company plans to continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further action, as appropriate.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, its Chief Executive Officer determined that deficiencies identified by SF Partnership, LLP caused its disclosure controls and procedures not to be effective at a reasonable assurance level. However, the Chief Executive Officer noted that the Company is actively seeking to remedy the deficiencies identified herein and did not note any other material weaknesses or significant deficiencies in the Company's disclosure controls and procedures during their evaluation.



                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; and Management and Related Stockholder Matters

The following table sets forth information, as of December 31, 2003, concerning each director and executive officer of the Company.

                                        Positions with               Position
Name                            Age     the Company                  Held Since
------                          ---     -----------                  ----------

Alton Perkins                   53      Chairman of the Board of        2002
                                        Directors, Chief Executive
                                        Officer and President

Loretta Perkins                 51      Director, Secretary, and
                                        Vice President                  2003



     The business address for each of our officers and directors is 120 North Cedar St., Suite 3809, Charlotte, NC, 28202.

     The following sets forth the business experience of each director, executive officer, including principal occupations, at present and for at least the past five years.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Al Perkins has served as the Company's Chief Executive Officer,
President, Secretary, and Director since its inception. Mr. Perkins is a former decorated Air Force Officer and Missile Launch Officer who graduated from the University of Southern Illinois with a B.S. in Business Administration and an M.B.A. from the University of North Dakota.
From 1988 through 1997 he has held CEO positions with start-up companies in the Jet Fuels, Defense Contracting, construction, business consulting and development, and real estate industries. Since 1997 Mr. Perkins has served as the CEO and Chief Technology Officer for Blackstocks.com, Inc.
Since 2001 Al has served as CEO Blackstocks Investment Inc. and as of
1 August 2002, CEO of Urban Media Development Corp. Additionally,
Mr. Perkins is the CEO for New Media, Inc. and Realty Development Corporation, and an Officer of Kid's Connection Corp. a subsidiary of the Company.

Loretta E. Perkins, effective 2003 served as the Company's Director, Secretary, and Chief Operating Officer. Mrs. Perkins graduated from Minot State
University with B.S. in Elementary/Special Education. She has a M.S.
in Education Administration from the University of Nebraska. From 1981 through 1998 she taught Language Arts within the Public School System.
From 1997 to 2000 Mrs. Perkins served as Vice President and Director of Marketing for Blackstocks.com. From 2001 to 2003 she served as the CEO of Strategic Interaction Media, Inc. a privately held company and as of 1 August 2002, Executive Vice President of Urban Media Development Corp. Additionally, Mrs. Perkins is an officer and Director of New Media, Inc.
and Realty Development Corporation, and an the CEO and Director of Kid's Connection Corp. a subsidiary of the Company.

The Company's directors are elected for a period of one year and until their successors are duly elected and qualified. There are currently two members of the Board of Directors.

Except as set forth above, no director of the Company holds any directorship in any other company with a class of securities registered pursuant to
Section 12, or subject to the requirements of Section 15(d), of the Securities Exchange Act of 1934 or in any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2003 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

Item 10.  Executive Compensation

The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for the period beginning on June, 2002 (Inception) to December 31, 2003 and all officers who earned over $100,000 (the "Named Executive Officers").

                    SUMMARY COMPENSATION TABLE
                    --------------------------

                                                              Long-Term
                                    Annual Compensation       Compensation
                               --------------------------- ----------------
                                                             Securities
Name and Principal                            Other Annual
Position                 Year  Salary  Bonus  Compensation Options/SARs(#)
-----------------------  ----  ------- ----- ------------- ---------------
Al Perkins               2003  $--       --     $23,000        --
Chairman, President, &
Chief Executive Officer  2002  $--       --     $--            --



Loretta Perkins          2003  $--       --     $9,000      500,000
Chief Operating Officer  2002  $--       --      --            --
Secretary and
Director (1)

---------------------



(1) Loretta Perkins received 500,000 common shares under the Company's
Stock Compensation Plan to serve as CEO of Kid's Connection Corp. a wholly owned subsidiary of the Company. None of our executive officers are employed pursuant to employment agreements. However, both are negotiating employment contracts which will include any compensation due the executives in arrears.

Director's Compensation

Directors who are not employees of the Company are compensated at a rate of $1,000 for each meeting of the full Board of Directors which they attend in person, up to a maximum of $5,000 in any one year, plus expenses for attending such meetings. Officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company has established Audit and Compensation Committee Charters. The Company determines executive compensation, based on these Charters which considers among other things corporate performance and market conditions.


Employment Agreements

The Company has employment and or consultant agreements with each employee or consultant of the Company that sets forth confidentiality obligations and intellectual property ownership. Pursuant to each of the employment agreements, each employee is an employee and or consultant at will which may be terminated by the Company at any time for any reason.

Stock Compensation Plan

In March 2003, we adopted the 2003 Non-Qualified Stock Compensation
Plan (the "Stock Plan"). The Stock Plan may be abandoned or terminated at any time by the Plan Administrators except with respect to any rights then outstanding under the Stock Plan. The Stock Plan shall otherwise terminate on the earlier of the date that is five years from the date first appearing in the Stock Plan or the date on which the 6,500,000th share is issued.

Purpose of Plan

The Plan is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company. The Company has designed this Plan to aid it in retaining the services of executives and employees and in attracting new personnel when needed for future operations and growth and to provide such personnel with an incentive to remain employees of the Company, to use their best efforts to promote the success of the Company's business, and to provide them with an opportunity to obtain or increase a proprietary interest in the Company. It is also designed to permit the Company to reward those individuals who are not employees of the Company but who management perceives to have contributed to the success of the Company or who are important to the continued business and operations of the Company.
The above goals will be achieved through the granting of Shares.

Share Reserve. Initially, the Company authorized the issuance of 2,863,302 common shares under its 2003 Non-Qualified Stock Compensation Plan. Due to the Company terminating agreements with some employees and consultants, the Company returned to the Treasury some common shares granted under the plan. As of 11 May, 2004, 1,431,050 shares of our common have been issued and outstanding pursuant to the Stock Plan. We have not granted any options under the Stock Plan.

Administration of the Plan. Administration of this Plan is determined by the Company's Board of Directors (the "Board"). Subject to compliance with applicable provisions of the governing law, the Board may delegate administration of this Plan or specific administrative duties with respect to this Plan on such terms and to such committees of the Board as it deems proper (hereinafter the Board or its authorized committee shall be referred to as "Plan Administrators"). The interpretation and construction of the terms of this Plan by the Plan Administrators thereof shall be final and binding on all participants in this Plan absent a showing of demonstrable error. No member of the Plan Administrators shall be liable for any action taken or determination made in good faith with respect to this Plan. Any shares approved by a majority vote of those Plan Administrators attending a duly and properly held meeting shall be valid. Any shares approved by the Plan Administrators shall be approved as specified by the Board at the time of delegation.

Shares of Stock Subject to the Stock Plan.   The total number of shares
issues pursuant to this Plan shall not exceed six million, five-hundred thousand (6,500,000) shares. If any right to acquire Stock granted under the Plan is exercised by the delivery of shares of Stock or the relinquishment of rights to shares of Stock, only the net shares of Stock issued (meaning the shares of stock issued less the shares of Stock surrendered) shall count against the total number of shares reserved for issuance under the terms of the Plan.

Reservation of Stock on Granting of Rights. At the time any right is granted under the terms of this Plan, the Company will reserve for issuance the number of shares of Stock subject to such right until that right is exercised or expires. The Company may reserve either authorized but unissued shares or issued shares reacquired by the Company.

Eligibility. The Plan Administrators may grant shares to employees, officers, and directors of the Company and its subsidiaries, as may be existing from time to time, and to other individuals who are not employees of the Company or its subsidiaries, including consultants and advisors, provided that such consultants and advisors render bona fide services to the Company or its subsidiaries and such services are not rendered in connection with the offer or sale of securities in a capital-raising transaction. In any case, the Plan Administrators shall determine, based on the foregoing limitations and the Company's best interests, which employees, officers, directors, consultants and advisors are eligible to participate in this Plan. Shares shall be in the amounts, and shall have the rights and be subject to the restrictions, as may be determined by the Plan Administrators, all as may be within the provisions of this Plan.


Item 11. Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of 31 December, 2003 by:

All persons who are beneficial owners of five percent (5%) or more of our common stock; each of our directors; each of our executive officers; and all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 39,152,792 shares of common stock outstanding as of 11 May, 2004.

Beneficial ownership is determined in accordance with the rules of the SEC. No shares of common stock of the Company are subject to options held by any persons.

Name and Address       Amount of             Percentage	    Title
of Beneficial Owner    Beneficial Ownership  of Class	    of Class
---------------------  --------------------  --------		--------
The Perkins Family Trust 36,500,000            93%	         Common
c/o Blackstocks
Development Corp.
120 North Cedar St.
Suite 3809
Charlotte, NC 28202 (1)(2)

Alton Perkins (1)(2)	 36,500,000            93%	         Common
c/o Blackstocks
Development Corp.
120 North Cedar St.
Suite 3809
Charlotte, NC 28202

Loretta E. Perkins       36,500,000            93%	         Common
c/o Blackstocks
Development Corp.
120 North Cedar St.
Suite 3809
Charlotte, NC 28202
(1)(2)

All Executive Officers
and Directors as         36,500,000            93%	         Common
a Group	(2 Persons)

--------------
(1) Alton Perkins and Loretta E. Perkins are Trustees for Perkins Family Trust of which the Alton Perkins shares were assigned and as such both are considered beneficial owners of the shares.

(2) Loretta E. Perkins is the wife of Alton Perkins and a Trustee for Perkins Family Trust.

Item 12.      Certain Relationships and Related Transactions

On 20 June 2002, the Company issued a total of 1,000,000 shares of common stock to Alton Perkins, purchased by a $100 subscription. See NOTE 2. "STOCKHOLDERS' EQUITY - Common Stock." Mr. Alton Perkins was the sole officer and director of the Company. Mr. Perkins was deemed to be the beneficial owner of the 1,000,000 shares of Common Stock of the Company, these shares having been assigned to the Perkins Family Trust.

On 10 February 2003, the Company had a 26 to 1 forward stock split of its common shares in the form of a stock dividend for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 26,000,000 restricted common shares in accordance with the stock split.

On 21 March 2003, the Company issued 2,863,302 common shares under its 2003 Non-Qualified Stock Compensation Plan. Included in the shares issued were shared issued to Loretta E. Perkins (wife of Alton Perkins) in the amount of 500,000 to serve as a Company Director and CEO of Kid's Connection Corp. As of 11 May, 2004, 1,431,050 shares of our common stock have been issued and outstanding pursuant to the Stock Plan.

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

The Company has a contract with a related entity to provide cleaning services of the daycare facility on a daily basis. The amounts paid under the terms of the contract were $7,500 and $16,800, for 2003 and 2002, respectively.
The transaction is considered to be an arms-length transaction and is properly reflected in the financial statements.

The Company currently has its Corporate office in the offices of Alton Perkins, an officer and director of the Company and is charged $1,000.00 per month for rent, beginning on 1 Aug 2003.

We believe that all of the transactions discussed above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         Documents previously filed:

1. Form 8-K, dated 30 July, 2003, Resignation of Accounting Firm, Audit Committee, and Corporate Governance Standards, and
         Business Conduct, previously filed.

Exhibits
10.3     Audit Committee Charter

10.4	 Corporate Governance Standards

10.5	 Compensation Committee Charter

10.6	 Nominating Committee Charter

10.7	 Standards of Business Conduct

10.8	 Assignment of Interest Rights and Liabilities



2. Form  8-K, dated 30 July, 2003, Acquisition of Kid's Connection, Inc.
         of North Carolina, Assignment of interest rights and liabilities Kid's Connection, Inc. of North Carolina, Market Development and Investor, and Relations Agreement and Executive Management Agreement with Page Properties, previously filed.

Exhibits
10.9     Asset and Purchase Agreement Kids Connection, Inc. of
         North Carolina

10.10    Resignation of Accountants

10.11    Assignment of Interest Rights and Liabilities

10.12    Market Development and Investor Relations Agreement

10.13    Executive Management Agreement


3. Form 8-K, dated 31 July, 2003, Media Advertising and Personal Services Agreement with Media Funding Management, Ltd., previously filed.

Exhibits
10.15    Media Advertising Agreement - Media Funding Management, Ltd.

10.16    Personal Services Agreement - Media Funding Management, Ltd.


4. Form 8-K, dated 14 August, 2003, Audited Financial Statements, previously filed.

Exhibit
10.17    Consent of Independent Certified Public Accountants


5. Form 8-KA, dated 11 September, 2003, Accountants agreement with Form-8k, previously filed.

Exhibit
10.18    Accountant's Consent To Revised Form 8k

---------------------------------


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for us for fiscal years ended December 31, 2003 and 2002, are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are billed in the fiscal years.

                                    FISCAL YEAR 2003          FISCAL YEAR 2002
   AUDIT FEES                       $  8,455                  $6,650
   AUDIT-RELATED FEES               $   -                     $   -
   TAX FEES                         $   -                     $   -
   ALL OTHER FEES                   $142,941                  $3,000
                                    ---------                 ---------
         TOTAL                      $151,396                  $9,650

Audit fees for the fiscal years ended December 31, 2003 and 2002, were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, and other assistance required to complete the year end audit of the consolidated financial statements.

We have a formal audit committee and that committee has reviewed and approved expenditures for accounting fees and services.


                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2004.

                                            BLACKSTOCKS DEVELOPMENT CORPORATION


                                            By:  /s/  Alton Perkins
                                               --------------------------------
                                                      Alton Perkins.
                                                      Chairman,
                                                      Chief Executive Officer
                                                      and President




In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.



/s/ Alton Perkins                  Chairman,      August 4, 2004.
--------------------------------   Chief Executive Officer
    Alton Perkins                  and President (Principal
                                   Executive Officer and
                                   Principal Accounting
                                   and Financial Officer)



                   Index to Consolidated Financial Statements


                                                                           Page

A.   Report of Independent Auditors                                         F-1

B.   Consolidated Balance Sheet for the year ended December 31, 2003        F-2

C.   Consolidated Statements of Operations for the years ended
     December 31, 2003 and 2002                                             F-3

D.   Consolidated Statement of Stockholders' Equity for the
     year ended December 31, 2003                                           F-4

E.   Consolidated Statements of Cash Flows for the years ended
     December 31, 2003 and 2002                                             F-5

F.   Notes to Consolidated Financial Statements                     F-6 to F-14

                                       i


                          Report of Independent Auditors

To the Board of Directors and Stockholders of Blackstocks Development Corporation

   We have audited the accompanying consolidated balance sheets of Blackstocks Development Corporation as at December 31, 2003 and 2002 and the related consolidated statements of operations,changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blackstocks Development Corporation, as at December 31, 2003 and 2002 and the results of its operations, changes in stockholders' equity and cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from inception which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The comparative financial statements for December 31, 2002 were audited and reported on by another firm of Certified Public
Accountants to which they attached their unqualified auditor's report, dated April 15, 2003.

                                "SF Partnership, LLP"
Toronto, Canada               	CHARTERED ACCOUNTANTS
August 4, 2004


------------------------------------------------------------------------------


                             Blackstocks Development
                           Corporation and Subsidiaries
                                  Consolidated
                                  Balance Sheet
                             As of December 31, 2003
                            =========================

 	                                      2003  	     2002
                    ASSETS

Current

 Cash  	                                    $ 9,585  	    $ 100
 Book value of barter dollars (note 3)       43,461  	        -
 Accounts receivable  	                     12,090  	        -
 Inventories  	                          1,634,900  	        -
 Prepaids and sundry  	                    109,210  	        -
 Advances to related companies (note 4)      61,630  	        -
                                          ---------     ---------
                                          1,870,876  	      100

 Equipment (note 5)  	                     28,202  	        -

 Goodwill                                   515,355  	        -
                                          ---------     ---------
                                        $ 2,414,433  	    $ 100
                                          =========     =========
                    LIABILITIES

 Current

  Accounts payable and accrued charges     $ 24,440  	   $ 1,150
  Advances from shareholders (note 6)  	    101,836  	     2,100
  Deferred revenue (note 7)  	             90,860  	         -

                                            217,136  	     3,250

  Note Payable (note 8)                     517,000  	         -

                                       	    734,136  	     3,250

                    STOCKHOLDERS' EQUITY

  Capital Stock (note 9)                      3,927  	       100

  Additional Paid-In Capital  	          2,175,193  	       201

  Deficit                                  (498,823)  	    (3,451)

                                          ---------       ---------

                                       	  1,680,297  	    (3,150)
                                          ---------       ---------

                                        $ 2,414,433  	     $ 100
                                          =========       =========



The accompanying notes are an integral part of these financial statements.


                        Blackstocks Development Corporation
                                 and Subsidiaries
                              Statement of Operations
                                for the years ended
                            December 31, 2003 and 2002
                            ===========================


                                             2003             2002
                                         ---------     -----------

Sales                               	$      281,473 $         -

  Cost of Sales                              17,621              -
                                        -----------    ------------
  Gross Profit                              263,852              -

                                        -----------    ------------
Expenses

    General and administrative              731,397          3,451
    Loss on barter trades                    14,289              -
    Financial                                 3,704              -
    Amortization                              9,834              -
                                       -----------    ------------

                                            759,224           3,451
                                        -----------    ------------
  Net Loss                              $ (495,372)    $     (3,451)


Loss per weighted average number
of shares outstanding - basic
and diluted                            $    (0.02)          $ 0.00
                                       -----------     ------------

Weighted average number of
shares outstanding - basic
and diluted 	                       30,585,412        1,000,000

                                       -----------      ------------


   The accompanying notes are an integral part of these financial statements.



                       Blackstocks Development Corporation
                                  and Subsidiaries
                      Consolidated Stockholder's Equity
                          Year Ended 31 December 2003
                     ------------------------------------

                           Common Stock        Additional    Retained
                     ------------------------- Paid-in       Earnings
                      Shares       Amount      Capital       Deficit     Total

------------------------------------------------------------------------------

Common shares issued 	1,000,000       100     201            -        301

Net loss                     -           -       -         (3,451)   (3,451)

------------------------------------------------------------------------------

Balance,
December 31, 2002       1,000,000     $ 100 	$ 201    $ (3,451)   $ (3,150)
------------------------------------------------------------------------------

Balance,
December 31, 2002       1,000,000     $ 100 	$ 201    $ (3,451)   $ (3,150)


26 to 1 stock split 	25,000,000       -        -            -           -


Common shares issued 	13,268,292    3,827   2,174,992        -    2,178,819


Net loss                    -            -        -      (495,372)  (495,372)
------------------------------------------------------------------------------

Balance,
December 31, 2003       39,268,292   $3,927 $ 2,175,193 $ (498,823)$ 1,680,297


------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.


                       Blackstocks Development Corporation
                                  and Subsidiaries
                      Consolidated Statement of Cash Flow
                           Year Ended 31 December 2003
                     ------------------------------------

                                         Years Ended
                                         December 31,
                                                2003           2002
                                        -------------  -------------

Cash Flows from Operating Activities

Net loss                            	$   (495,372)     $  (3,451)

                                        -------------    -------------

Adjustments to reconcile net income to
net cash provided by
operating activities:

Amortization of equipment                      9,834              -
Book value of barter dollars                 (43,461)             -
Accounts receivable                          (12,090)             -
Inventory                                 (1,634,900)             -
Prepaid and sundry                          (109,210)             -
Accounts payable and accrued charges          23,290          1,150
Deferred revenue                              90,860              -
                                        -------------    -------------

                                          (1,675,677)         1,150
                                        -------------    -------------

                                          (2,171,049)        (2,301)
                                        -------------    -------------

Cash Flows from Investing Activities

Acquisition of equipment       	             (38,036)             -
Acquisition of goodwill of subsidiary       (515,355)             -
                                        -------------    -------------
                                            (553,391)             -
                                        -------------    -------------

Cash Flows from Financing Activities
Proceeds from director advances               97,736           2,100
Payment of advances to related parties       (61,630)             -
Proceeds from note payable                   517,000              -
Proceeds from issuance of shares           2,178,819            301
                                        -------------    -------------

                                           2,733,925          2,401
                                        -------------    -------------

Net Increase in Cash 	                       9,485 	        100


Cash - beginning of year                         100              -

                                        -------------    -------------

Cash - end of year                      $ 	9,585      $      100
                                        =============    =============


Interest and Income Taxes Paid
During the year, the company had cash flows arising from interest and income taxes paid as follows:

Interest paid                              $ 	3,704     $        -
Income taxes paid                          $        -	  $        -


   The accompanying notes are an integral part of these financial statements.





                   Blackstocks Development Corporation
                                 and Subsidiary
                             -----------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------



1. Going Concern

Blackstocks Development Corp. ("the Company")'s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2003 and 2002, the Company experienced net losses of $498,823 and $3,451respectively.

The Company has recently entered a new industry where they have yet to reach their operational goals. The accompanying financial statements reflect management's current assessment of the impact to date of the economic situation on the financial position of the Company. Actual results may differ materially from management's current assessment.

The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing and attain profitable operations.

Management is pursuing various sources of equity financing and has plans to acquire additional daycare centers. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with United States of America generally accepted accounting principles and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a) Principal Activities

The Company was incorporated in Delaware in June 2002 and is engaged in operating childcare centers and the development of a national daycare network through its subsidiaries.

Kid's Connection Corp. ("Kid's") was incorporated in Delaware in November 2002 to facilitate the purchases of existing daycare centers.

Wee Lads and Lassies, Inc. ("Wee Lads") was incorporated in North Carolina in June 1991 and operates a licensed daycare center in Mooresville, North Carolina. Wee Lads sales are primarily for the daily care of children in this city and is licensed for 170 children.

The Company has assets in the form of original artwork and numbered lithographs which has been appraised for its insurance replacement value and is carried on its books as such. The Company plans to sell such art to help finance its business activities and future acquisitions. See note 9.

Prior to January 30, 2003, all activity related to the formation of the Company. This included the preparation and filing of Form 10-SB, a registration statement with the Securities and Exchange Commission.

b) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kid's and Wee Lads. All material inter-company accounts and transactions have been eliminated.

c) Business Combination

On January 30, 2003, the Company acquired Wee Lads in exchange for a promissory note for $517,000 payable to the majority stockholder of Wee Lads, see note 8, and 450,000 of the Company's outstanding common shares. The purchase agreement transferred title of all the shares and assets of Wee Lads, Inc. to the Company. The common shares were issued for a nominal amount, as a form of security over the note payable. Once repayment of the loan has been made in accordance with the terms of the purchase agreement, the Company will redeem the shares from the seller at their issued price. The financial statements for Wee Lads for the years ending December 31, 2002 and 2001 was audited by another accounting firm to which they attached their unqualified audit report dated March 7, 2003.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years.

The Company has accordingly adopted the purchase method to record the business combination. Under this method the purchase price is first allocated to the fair value of the acquired entities identifiable net assets. If the purchase price exceeds the fair value, the excess is first recorded to any identifiable intangible assets and any remaining amount to goodwill.

It was determined that the fair value of the net assets of Wee Lads approximated their book value. The purchase price was therefore allocated as follows:


       Cash                          $  48,640
       Accounts receivable              18,203
       Equipment                        34,278
       Accounts payable                (13,562)
       Advances to director            (85,914)
                                       --------

       Fair value of assets purchased    1,645
                                       --------

          Goodwill                     515,355
                                       --------

       Purchase price                $ 517,000
                                       ========

d) Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, amounts due from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amounts approximate fair values because of the short maturity of those instruments.

e) Other Financial Instruments

The carrying amount of the Companies' accounts receivable and payable approximates fair value because of the short maturity of these instruments. The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated. No amounts were deemed to be uncollectible at December 31, 2003.

f) Long-term Financial Instruments

The fair value of each of the Companies' long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the companies' current borrowing rate for similar instruments of comparable maturity would be.


g) Inventory

Inventory includes works of art purchased thought the issuance of common shares. The Company accounted for these transactions in accordance with APB-29, "Accounting for Non-Monetary Transactions". Under this accounting principle the exchange is recorded at the fair value of the asset given or if more clearly evident, the asset received. As the market value of the common shares issued is not readily available, the fair value of the works of art was used. Fair value of the works of art was determined first by receiving an independent appraisal and then discounting this value to account for a reasonable mark-up as evidenced in the marketplace for similar works of art.

h) Equipment and Amortization

Equipment is stated at cost less accumulated amortization. Amortization, based on the estimated useful lives of the assets, is provided as follows:

       Furniture and fixtures   20% declining balance
       Equipment 				30% declining balance
       Automobile 				30% declining balance

i) Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.


j) Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended
December 31, 2003 and 2002.

k) Revenue Recognition

Revenue for daycare operations is recognized when daycare services are performed.

For financial reporting purposes, the Company records its barter trade dollar transactions based on a measure of fair value of the goods or services involved. The Company participates in numerous barter trade dollar transactions, further described in note 3. The Company has adopted accounting policies in accordance with EITF Issue 93-11,"Accounting for Barter Transactions Involving Barter Credits". The Company does not record revenue at the time of earning these trade credits because there is no persuasive evidence that the value of the services provided by the Company exceeds the amount of monetary consideration received. Further, the Company does not record revenue at the time of receiving the trade dollars because not all of the Company's performance obligations have been completed. The Company recognizes revenue as the related services are performed or when goods with an available fair value are exchanged.

l) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

m) Asset Impairments

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates the propriety of the carrying amounts of its long-lived assets at least annually, or when current events and circumstances indicate a potential impairment. The Company believes that there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful lives is warranted. SFAS No. 144 excludes goodwill and intangible assets.

n) Stock-Based Compensation

In December 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules.Companies that choose not to adopt the new rules will continue to apply the existing accounting rules in Accounting Principles Board Option No.25, "Accounting for stock issued to employees". However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The company has adopted the provisions of SFAS No. 123.

3. Book Value of Barter Dollars

The Company is active in purchase and sale of goods and services through various barter networks. The Company receives trade dollars from members of the trade exchange in exchange for assets or shares. These trade dollars are utilized by the Company for either the acquisition of goods and services for use by the Company in its operations or inventory for resale.

When trade dollars are exchanged by the Company for goods and services that are used by the Company in its own operations, the Company records an expense or asset equal to the fair value of the underlying goods or services received. Fair value is determined by determining estimated cash prices for the sale of similar goods and services. If the Company cannot determine a fair value, no value is assigned to the transaction for financial reporting purposes.

These accounting policies have been adopted in accordance with APB-29, "Accounting for Non-Monetary Transactions" while considering the guidance of EITF Issue 93-11, "Accounting for Barter Transactions Involving Barter Credits".The company has entered into several transactions during the year from which they are holding barter dollars at December 31, 2003. These transactions did not have fair value information readily available and as such they have been recorded at a nominal amount.

4. Advances to Related Parties

The advances to companies, owned by shareholders of the Company, are non-interest bearing and are expected to be repaid during 2004.


5. Equipment              2003                   2002
                   Accumulated            Accumulated
               Cost  Amortization   Cost  Amortization

Automobile     10,763     3,229       -           -
Furniture
and fixtures $ 13,527   $ 4,058    $  -         $ -
Equipment      13,746     2,547       -           -
             --------------------------------------------
             $ 38,036   $ 9,834    $  -         $ -

Net carrying
amount                 $ 28,202                 $  -

                       ------------          -----------

6. Advances From Shareholders

                           2003                 2002
Charles Neale,
unsecured bearing
interest at 4%
per annum and is due
on demand              $ 89,351                 $ -

Alton Perkins,
unsecured with no
specific terms
of repayment             12,485                 2,100
                       ------------          -----------
                       $ 101,836              $ 2,100


7. Deferred Revenue

The deferred revenue relates to the trade of vacation package credits in exchange for barter dollars. As the vacation credits have not been used by the purchaser as of December 31, 2003, performance has not been completed and the Company has deferred recognition of the revenue on this transaction in accordance with EITF 93-11. The purchase of the vacation credits has been included in prepaids and sundry.


8. Note Payable

The note payable is due to the seller of Wee Lads as described in note 2. The note is non-interest bearing and is payable in shares of the Company according to the conversion calculation as agreed upon in the purchase agreement.

The sum is payable only upon such time that any one transaction, as stipulated under the purchase agreement, are closed successfully. The seller has the option to demand repayment after the occurrence of any one transaction. These occurrences include market capitalization of the issued and outstanding shares to at least $50,000,000, receipt by the Company of an investment of $1,375,000 or greater, or the passage of twelve months after the date of the first closing under the agreement, being July 31, 2004.

As none of these transactions are anticipated to occur prior to January 1, 2005 the note has accordingly been classified as long-term. The note is secured by all of the assets of Wee Lads and the shares isued as described in note 2. The fair value of the loan has been calculated to be $448,000, using a discount rate of 10%.

9. Capital Stock

Authorized
           80,000,000 common shares, par value $0.0001

           20,000,000 preference shares, par value $0.0001,
                      voting and other rights determined from time to time by the Board of Directors


                                                        2003         2002
Issued
           39,268,292 common shares (2002 - 1,000,000) $ 3,927      $ 100
                                                      ----------  ----------

The following transactions occurred during the year:

a) At inception, June 20, 2002, the Company issued 1,000,000 shares of its common stock to Alton Perkins pursuant to Section 4(2) of the Securities Act of 1933. The stock was valued at $.0001 per share and was purchased by subscription.

b) On 10 February 2003, the Company had a 26 to 1 forward stock split of its common shares in the form of a stock dividend for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 26,000,000 restricted common shares in accordance with the stock split.

c) On March 13, 2003, the Company filed Form S-8 with the Securities and Exchange Commission, registering 6,500,000 shares of its common stock pursuant to the 2003 Non-Qualified Stock Compensation Plan. The purpose of the Plan is to provide incentive to attract, retain and motivate highly qualified and competent key employees, consultants, independent contractors, officers and directors.

d) On March 21, 2003, the Company issued 2,863,302 common shares under its 2003 Non-Qualified Stock Compensation Plan to 40 shareholders for consulting and or other advisory services to the Company. Included in the shares issued were shared issued to Loretta E. Perkins (wife of Alton Perkins) in the amount of 500,000 to serve as a Company Director and CEO of Kid's. These transactions were recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". See note 15.

e) On March 21, 2003 the Company allocated 14,500,000 common shares of restricted stock to Kid's to help further develop the Company's day care network, and 450,000 Shares to Wee Lads shareholder's. See note 2. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

f) On April 4, 2003, the Company issued 1,585,034 common shares of restricted to stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act. These transactions were recorded in accordance with APB-29, "Accounting for Non-Monetary Transactions" while considering the guidance of EITF Issue 93-11, "Accounting for Barter Transactions Involving Barter Credits". See note 3.

g) On June 2, 2003, the Company issued 10,000,000 common shares of restricted stock to the Perkins Family Trust for cash consideration of $2,500. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The Trust had loaned $2,500 to the Company to fund the retirement of shares issued to Greentree Financial who they had terminated a contract with.

h) On June 16, 2003, the Company issued 621,450 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. These transactions were recorded in accordance with APB-29, "Accounting for Non-Monetary Transactions" while considering the guidance of EITF Issue 93-11, "Accounting for Barter Transactions Involving Barter Credits". See note 3.

i) On June 16, 2003, the Company issued 3,000,000 common shares of restricted stock to Page Properties, LLC for various consulting, management and advisory services. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

j) On September 25, 2003, the Company allocated 280,000 common shares to a reserve to be issued in accordance with its media and trade account funding agreement.

k) On October 3, 2003, the Company issued 50,000 common shares under its 2003 Non-Qualified Stock Compensation Plan to a shareholder for consultant and or other advisory services to the Company. These transactions were recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".
See note 15.

l) On October 13, 2003, the Company returned to the Treasury 2,183,280 common shares previously issued to R. Chris Cottone and Green Tree Financial. This action was part of the termination agreement of May 12, 2003.

m) From October 17 thru December 3, 2003, the Company issued 331,786 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. These transactions were recorded in accordance with APB-29, "Accounting for Non-Monetary Transactions" while considering the guidance of EITF Issue 93-11, "Accounting for Barter Transactions Involving Barter Credits". See note 3.

n) Effective December 31, 2003, 3,000,000 shares of the Company's restricted stock was returned to the Company's Treasury. The Company signed Novation Agreements with Page Properties, LLC. This action served to terminate agreements between the Company and Page Properties and return the restricted common shares to the Company's Treasury.

o) Effective December 31, 2003, the Company returned to Treasury 14,500,000 common shares previously issued to Kid's. The stock was issued to help develop Kid's business plan. However, as part of the Board's efforts to streamline management and control the Board returned the stock to Treasury.

At December 31, 2003 there were 84 stockholders holding 39,268,292 common shares of which 37,847,242 are restricted shares with the appropriate restricted markings and 1,421,050 are registered 'free trading' common shares issued under the Company's Employees Benefits Plan dated March 13, 2003.

10. Subsequent Events

The following transactions occurred subsequent to year end:

a) From March 16 to May 7, 2004, the Company issued 22,500 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

b) On April 1, 2004, the Company issued 10,000 common shares under its 2003 Non-Qualified Stock Compensation Plan to a shareholder for consulting and or other advisory services to the Company.


11. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Management determined that accounting values of its assets and liabilities recorded are not materially different from their tax values and therefore no deferred tax assets/liabilities have been setup to account for the temporary differences.

The company and it's subsidiaries have tax losses available to be applied against future years income. Due to the losses incurred in the current year, the deferred tax asset resulting from the tax losses available for carryforward do not meet the criteria that the realization of such assets is 'more likely than not'. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

Related Party Transactions

On June 20, 2002, the Company issued a total of 1,000,000 shares of common stock to Alton Perkins, purchased by a $100 subscription. See note 9.
Mr. Alton Perkins is the sole officer and director of the Company.
Mr. Perkins is deemed to be the beneficial owner of the 1,000,000 shares of common stock of the Company, these shares having been assigned to the Perkins Family Trust.

On February 10, 2003, the Company had a 26 to 1 forward stock split of its common shares in the form of a stock dividend for stockholders of record as of December 31, 2002. The Perkins Family Trust was assigned 26,000,000 restricted common shares in accordance with the stock split.

On March 21, 2003, the Company issued 2,863,302 common shares under its 2003 Non-Qualified Stock Compensation Plan to 40 shareholders for consultant and or other advisory services to the Company. Included in the shares issued were shared issued to Loretta E. Perkins (wife of Alton Perkins) in the amount of 500,000 to serve as a Company Director and CEO of Kid's. These transactions were recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". See note 15.

On June 2, 2003, the Company issued 10,000,000 common shares of restricted stock to the Perkins Family Trust for cash consideration of $2,500. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The Trust had loaned $2,500 to the Company to fund the retirement of shares issued to Greentree Financial who they had terminated a contract with.

The Company has a contract with a company controlled by a shareholder to provide cleaning services of the daycare facility on a daily basis. The amounts paid under the terms of the contract were $7,500 and $16,800, for 2003 and 2002, respectively. The Company currently has its Corporate office in the offices of Alton Perkins, an officer and director of the Company and is charged $1,000.00 per month for rent, beginning on August 1, 2003. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.


13. Segmented Information

The company has adopted SFAS No. 131 - "Disclosures About Segments of Enterprise and Related Information". Wee Lads is engaged primarily in the daily care of children while the Blackstocks Development Corporation engages in the purchase and sale of assets through barter networks. These operations are regarded as two segments by the Company. As the Company's reportable segment is situated entirely in America, geographical disclosure of revenue is not required.

The breakdown of relevant financial information relating to each reportable segment is as follows:

                                    Daycare          Barter
                                    Services         Transactions      Total

2003

          Assets                    $ 48,747       $ 2,365,686   $ 2,414,433

          Sales, net                 281,473               -         281,473

          Net loss                  (54,338)         (441,033)     (495,371)

2002

          Assets                   $    -         $       100   $       100

          Net loss                      -              (3,451)       (3,451)


14. Lease Commitments

The Company is committed to lease obligations for premises. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:

                      2004                 $ 104,400
                      2005                   104,400
                      2006                   104,400
                      2007                   104,400
                      2008 and thereafter    574,200
                                           ----------
                                           $ 991,800


Rent expense for the year ended December 31, 2003 was $92,197 (2002 - Nil).

15. Stock-Based Compensation

The Company has adopted the fair value of accounting for stock compensation plans of SFAS No. 123, "Accounting for Stock-Based Compensation". See note 2. In accordance with this policy the Company has assessed fair values for each transaction where common stock was issued in exchange for services provided or to be provided to the Company. As the fair value of the services received are more readily measurable then the shares issued, this is the basis for measurement. Fair value of the services provided have been valued based upon the skill, education, background, certification, and experience level of the employees and which is appropriate to the private and public market and USD labor standards.

16. Significant Contractual Agreements

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

On July 21, 2003, the Company entered into a personal services agreement with Media Funding Management, Ltd. (MFM) who will provide marketing, consultant and media buying services for the Company. The parties agreed that the personal services agreement is valued at $1,000,000 and covers a two year period. Also on this date, the Company entered into a media advertising agreement with MFM to provide media advertising for the Company throughout the United States and Canada. The parties agreed that the media advertising agreement is valued at $4,000,000 and covers a two year period. In exchange for each of these services the Company has agreed to issue common stock to MFM valued at the agreed upon contract price.






                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    ----------------------------------------

I, Alton Perkins, certify that:

1. I have reviewed this report on Form 10-KSB of Blackstocks Development Corporation, for the period ended 31 December, 2003;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15)) and internal control over financial reporting (as defined in Exchange Act
Rules 13-a15(f) and 15d-15 (f)) for the small business issuer and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting, to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 4, 2004

/s/  Alton Perkins.
------------------------------------
     Alton Perkins
     Chief Executive Officer



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Blackstocks Development Corporation (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Alton Perkins, Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Accounting and Financial Officer) of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Alton Perkins
------------------------------------
     Alton Perkins
     Chief Executive Officer

August 4, 2004

-----------------------------------------

SF Partnership, LLP
Chartered Accountants

November 10, 2004

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Blackstocks Development Corporation
120 North Cedar St, Suite 3809
Charlotte, North Carolina
28202

We hereby consent to the inclusion of our audit report dated
August 4, 2004 related to the consolidated financial statements of Blackstocks Development Corporation for the years ended
December 31 2003 and 2002, which appear in Form 10-KSB.

SF Partnership, LLP

SF Partnership, LLP Chartered Accountants

The Madison Centre, 4950 Yonge Street, Suite 400, Toronto,
Ontario Canada M2N 6Kl