Form 10QSB/A
period 2003-03-31
BLACKSTOCKS DEVELOPMENT CORP
filed 2005-01-14
CIK 1176135

U.S. Securities and Exchange Commission
                       Washington, DC 20549
                             Form 10-QSB/A


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended 31 March 2003

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

     On April 4, 2003, there were 29,077,025 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.





                      BLACKSTOCKS DEVELOPMENT CORPORATION



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS


Page A.    Unaudited Consolidated Balance Sheets.


Page B.    Unaudited Consolidated Statements of Operations


Page C.    Unaudited Consolidated Statements of Cash Flows


Page D.    Unaudited Notes to Consolidated Financial Statements



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

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
BLACKSTOCKS DEVELOPMENT CORPORATION


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------



                             Blackstocks Development
                           Corporation and Subsidiaries
                                  Consolidated
                                  Balance Sheet
                             As of March 31, 2003
                                    (unaudited)
                      ======================================


                                                 TOTAL
                 ASSETS
   Current

      Cash                                   $   33,176
      Accounts receivable                       11,523

                                              ----------

                                                 44,699

      Equipment (note 5)                         34,567

      Goodwill                                  515,355
                                              ----------

                                             $  594,621



               LIABILITIES AND EQUITY
   Current

      Accounts Payable and accrued charges    $    5,153
      Advances from shareholders (note 6)         88,114
                                               ----------

                                                  93,267

      Note Payable (note 8)                      517,000
                                               ----------

                                                 610,267

               STOCKHOLDERS' EQUITY

      Capital stock (note 9)                       3,927

      Additional paid in capital                 364,270

      Deficit                                   (383,843)
                                               ----------

                                                 (15,646)

                                               ----------

                                              $  594,621
                                              ===========



The accompanying notes are an integral part of these financial statements.





                        Blackstocks Development Corporation
                                  and Subsidiaries
                               Statement of Operations
                                 for the period ended
                                     March 31, 2003
                                     (unaudited)
                        ======================================

                                Three Months
                                    Ended
                                31 March 03
                                -------------




Sales                           $  70,368

Cost of Sales                       4,405
                                 ---------

Gross Profit                       65,963
                                 ---------

Expenses

   General and Adiminstrative
   Expense                        446,086
   Financial                          267

                                 ---------
Total Expenses                    446,353

                                 ---------
Net Loss                        $(380,390)


Basic and diluted loss per
common share                    $  (.00)
                                ==========

Basic and diluted weighted
average number of common
shares outstanding              22,638,680
                                ==========


See Footnote (a)

The accompanying notes are an integral part of these financial statements.







                       Blackstocks Development Corporation
                                  and Subsidiaries
                      Consolidated Statement of Cash Flow
                                   (unaudited)
                      --------------------------------------


                                          Three Months
                                              Ended
                                          31 March 03
                                         -------------

CASH FLOW FROM OPERATING ACTIVITIES

      Net loss                    	     $ (380,390)


   Adjustments to reconcile Net Income
   to Net Cash provided by operations:

      Accounts Receivables:                 (11,523)
      Equipment,Furniture,Vehicles          (34,567)
      Accounts Payable and accrued charges:   1,700
      Advances from shareholders:            88,114
                                            ---------

Net cash provided by operating activities  (336,666)

Investing Activities
Wee Lads Goodwill        	               (515,355)
                                            ---------

Net cash provided by investing activities  (515,355)

                                            ---------
Financing Activities

   Note Payable:                            517,000
   Additional paid in capital:              364,270
   Capital stock:                             3,927
                                            ---------

Net cash provided by financing activities   885,197
                                           ---------

Net cash increase for period                $33,176
                                            ---------


Cash at end of period                        33,176

                                            ---------
See Footnote (a)

The accompanying notes are an integral part of these financial statements.



                   Blackstocks Development Corporation
                                 and Subsidiary
                             -----------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                MARCH 31, 2003
                     --------------------------------------

1. Going Concern

Blackstocks Development Corp. ("the Company")'s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the quarter ended March 31, 2003, the Company experienced net losses of $(380,390).

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

e) Other Financial Instruments

The carrying amount of the Companies' accounts receivable and payable approximates fair value because of the short maturity of these instruments. The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated. No amounts were deemed to be uncollectible at March 31, 2003.

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

There were no dilutive financial instruments for the years ended
December 31, 2002 and 2003, or for the quarter end March 31, 2003.

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

4. Advances to Related Parties

The advances to companies, owned by shareholders of the Company, are non-interest bearing and are expected to be repaid during 2004.

                    31 March
5. Equipment          2003
                   Accumulated
               Cost  Amortization

Automobile      7,534       807
Furniture
and fixtures $  9,469     1,015
Equipment      11,199       637
             --------------------
             $ 28,202     2,459

Net carrying
amount                 $ 25,743

                       ------------

6. Advances From Shareholders as of 31 March 03

                           2003
Charles Neale,
unsecured bearing
interest at 4%
per annum and is due
on demand              $ 85,914

Alton Perkins,
unsecured with no
specific terms
of repayment              2,200
                       ------------
                       $ 88,114



7. Deferred Revenue

None


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

9. Capital Stock

Authorized
           80,000,000 common shares, par value $0.0001

           20,000,000 preference shares, par value $0.0001,
                      voting and other rights determined from time to time by the Board of Directors


                                                        2003
Issued

                     29,077,025  common shares        $ 3,927
                                                      ----------


The following transactions occurred during the interim period and prior years:

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

Subsequent Events

The following transactions occurred subsequent to quarter end:

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

p) At December 31, 2003 there were 84 stockholders holding 39,268,292 common shares of which 37,847,242 are restricted shares with the appropriate restricted markings and 1,421,050 are registered 'free trading' common shares issued under the Company's Employees Benefits Plan dated March 13, 2003.

q) From March 16 to May 7, 2004, the Company issued 22,500 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

r) At March 31, 2004 there were 84 stockholders holding 39,290,792 common shares of which 37,869,742 are restricted shares with the appropriate restricted markings and 1,421,050 are registered 'free trading' common shares issued under the Company's Employees Benefits Plan dated March 13, 2003

s) On April 1, 2004, the Company issued 10,000 common shares under its 2003 Non-Qualified Stock Compensation Plan to a shareholder for consulting and or other advisory services to the Company.

10. Common stock position at January 2, 2005

At January 2, 2005 there were 89 stockholders holding 39,300,792 common shares of which 37,869,742 are restricted shares with the appropriate restricted markings and 1,431,050 are registered 'free trading' common shares issued under the Company's Employees Benefits Plan dated March 13, 2003.


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

The breakdown of relevant financial information relating to each reportable segment is as follows:

                                    Daycare          Barter
                                    Services         Transactions      Total
Three Months Ended
March 31, 2003

          Assets                    $596,665       $   (2,044)     $ 594,621

          Sales, net                  70,368               -          70,368

          Net loss                  $ (12,095)	     $ (368,295)   $(380,390)



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
                                           ----------
                                           $ 991,800


Rent expense for the period ended March 31, 2003 was $23,049.

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

Footnote (a) - No statement of operations or cash flow statement was available for 30 March 02. The Corporation was incorporated on 20 June 2002.

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


Selected Financial Data



                                                      March 31,
                                                      -----------

RESULTS OF OPERATIONS:                                 2003
                                                       ----


Total revenues                                     $    70,368
Net Income/loss                                    $   (380,390)
Net Income/loss attributable
to common stockholders                             $   (380,390)


END OF MARCH 31'03 FINANCIAL POSITION:
Total assets                                       $    594,621
Total liabilities                                  $    610,267
Stockholders' equity                               $    (15,646)


End of March 31, 2003, as compared to the year ended March 31, 2002

     Overall Financial Situation. The Company had revenues of $ 70,368 for the quarter ended March 31, 2002, and $0 revenues from inception of June 22, 2002 to Dec 31, 2002.

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


     Operations
     ----------------------------------

BUSINESS

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

      THE COMPANY REALIZED A NET LOSS FOR THE QUARTER, WE EXPECT
TO CONTINUE TO HAVE BOTH OPERATING AND NET LOSSES FOR THE FORESEEABLE FUTURE

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

In connection with the completion of its annual audit SF Partnership, LLP advised the Audit Committee of the Company's Board of Directors of the following material weaknesses:


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


Based on these findings management initiated a comprehensive review of financial controls and procedures to address the issues identified by its auditors to bring the Company into compliance with the requirements of the Sarbanes-Oxley act with respect to internal controls and procedures.

In addition, the Company has a concern about the segregation of duties and as such in the future, as apart of its growth strategy, and as funding permits will hire a CPA fulltime for its staff to handle internal matters and enhance this area. Additionally, as resources permit management will engage the services of an independent internal controls consultant to document, test and develop current and expanded internal controls and procedures.

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


Item 2.     CHANGE IN SECURITIES
            --------------------
a) At inception, June 20, 2002, the Company issued 1,000,000 shares of its common stock to Alton Perkins pursuant to Section 4(2) of the Securities Act of 1933. The stock was valued at $.0001 per share and was purchased by subscription.

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

Subsequent Events

The following transactions occurred subsequent to quarter end:

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

p) At December 31, 2003 there were 84 stockholders holding 39,268,292 common shares of which 37,847,242 are restricted shares with the appropriate restricted markings and 1,421,050 are registered 'free trading' common shares issued under the Company's Employees Benefits Plan dated March 13, 2003.

q) From March 16 to May 7, 2004, the Company issued 22,500 common shares of restricted stock to shareholders for barter services and trade provided to the company. The stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

r) At March 31, 2004 there were 84 stockholders holding 39,290,792 common shares of which 37,869,742 are restricted shares with the appropriate restricted markings and 1,421,050 are registered 'free trading' common shares issued under the Company's Employees Benefits Plan dated March 13, 2003

s) On April 1, 2004, the Company issued 10,000 common shares under its 2003 Non-Qualified Stock Compensation Plan to a shareholder for consulting and or other advisory services to the Company.

t) Common stock position at January 2, 2005

At January 2, 2005 there were 89 stockholders holding 39,300,792 common shares of which 37,869,742 are restricted shares with the appropriate restricted markings and 1,431,050 are registered 'free trading' common shares issued under the Company's Employees Benefits Plan dated March 13, 2003.



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


            (a)  Documents previously filed:

                 1. Form  8-K, dated 3 February, 2003, Acquisition of
                    Wee Lads and Lassie, Inc. previously filed.

                 2. Registration 8, 2003 Non-Qualified Stock Compensation
                    Plan filed March 13, 2003.





                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BLACKSTOCKS DEVELOPMENT CORPORATION



Dated: 10 Jan  2005                      By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB/A of Blackstocks Development Corporation for the period ended 31 MARCH 2003,
Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB/A for the period ended
           31 MARCH 2003, fully complies with the requirements of
           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB/A for the period ended 31 MARCH 2003, fairly presents, in all material respects, the financial condition and results of operations of BLACKSTOCKS DEVELOPMENT CORPORATION.

                            BLACKSTOCKS DEVELOPMENT CORPORATION

Dated: 10 January 2005           By:/s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


                              CERTIFICATIONS
                              --------------

  I, Alton Perkins, President of BLACKSTOCKS DEVELOPMENT CORPORATION, hereby certify that:

    3. I have reviewed this quarterly report on Form 10-QSB/A of BLACKSTOCKS DEVELOPMENT CORPORATION;

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



Date:10 January 2005                    /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer