Form 10QSB/A
period 2003-03-31
BLACKSTOCKS DEVELOPMENT CORP
filed 2005-01-14
CIK 1176135

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

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
BLACKSTOCKS DEVELOPMENT CORPORATION


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------



                             Blackstocks Development
                           Corporation and Subsidiaries
                                  Consolidated
                                  Balance Sheet
                             As of March 31, 2003
                                     Restated
                                    (unaudited)

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





                        Blackstocks Development Corporation
                                  and Subsidiaries
                               Statement of Operations
                                 for the period ended
                                     March 31, 2003
                                     Restated
                                    (unaudited)
                        ======================================

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







                       Blackstocks Development Corporation
                                  and Subsidiaries
                      Consolidated Statement of Cash Flow
                                    Restated
                                   (unaudited)
                      --------------------------------------


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



                   Blackstocks Development Corporation
                                 and Subsidiary
                             -----------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Restated
                   ------------------------------------------

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