Form 10QSB/A
period 2003-06-30
BLACKSTOCKS DEVELOPMENT CORP
filed 2005-01-14
CIK 1176135

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

     On 30 June 2003, there were 29,205,925 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.





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

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
BLACKSTOCKS DEVELOPMENT CORPORATION


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------



                             Blackstocks Development
                           Corporation and Subsidiaries
                                  Consolidated
                                  Balance Sheet
                             As of June 30, 2003
                                      Restated
                                    (unaudited)
                      ======================================


                                                 TOTAL
                 ASSETS
   Current

      Cash                                   $   39,246
      Book value of barter dollars (note 3)      90,860
      Accounts receivable                       12,563
      Inventories                             1,634,900
      Prepaid and Sundry                         90,860
      Advances to Related Companies (note 4)     62,540
                                              ----------

                                              1,930,969

      Equipment (note 5)                         33,119

      Goodwill                                  515,355
                                              ----------

                                             $2,479,443


               LIABILITIES AND EQUITY
   Current

      Accounts Payable and accrued charges    $   7,562
      Advances from shareholders (note 6)        90,753
      Deferred Revenue (note 7)                  90,860
                                               ----------

                                                189,175

      Note Payable (note 8)                     517,000
                                               ----------

                                                706,175

               STOCKHOLDERS' EQUITY

      Capital stock (note 9)                       3,927

      Additional paid in capital               2,175,193

      Deficit                                   (405,853)
                                               ----------

                                               1,773,268
                                               ----------

                                              $2,479,443
                                              ===========


The accompanying notes are an integral part of these financial statements.



                      Blackstocks Development Corporation
                                  and Subsidiaries
                               Statement of Operations
                                 for the period ended
                                       Restated
                                     (unaudited)
                        ======================================

                                Three Months      From Inception
                                    Ended         22 Jun 02 thru
                                30 June 03        30 Jun 02
                                -------------     -------------




Sales                           $  64,739          $    -

Cost of Sales                       4,052               -
                                 ---------        ---------

Gross Profit                       60,687               -
                                 ---------	      ---------

Expenses

   General and Adiminstrative
   Expense                         82,697            1,701
   Financial

                                 ---------	      ---------
Total Expenses                     82,697            1,701

                                 ---------        ---------
Net Loss                          (22,010)          (1,701)


Basic and diluted loss per
common share                    $  (.00)         $   (.00)
                                ==========        ==========

Basic and diluted weighted
average number of common
shares outstanding              26,791,116        1,000,000
                                ==========        ==========



The accompanying notes are an integral part of these financial statements.



                        Blackstocks Development Corporation
                                  and Subsidiaries
                               Statement of Operations
                                 for the period ended
                                     Restated
                                     (unaudited)
                        ======================================

                                Six Months      From Inception
                                    Ended         20 Jun 02 thru
                                30 June 03        30 Jun 02
                                -------------     -------------




Sales                           $ 135,107           $   -

Cost of Sales                       8,457               -
                                 ---------        ---------

Gross Profit                       126,650              -
                                 ---------	      ---------

Expenses

   General and Adiminstrative
   Expense                        528,782            1,701
   Financial                          267

                                 ---------	      ---------
Total Expenses                    529,049             1,701

                                 ---------        ---------
Net Loss                         (402,399)           (1,701)


Basic and diluted loss per
common share                    $  (.00)         $   (.00)
                                ==========        ==========

Basic and diluted weighted
average number of common
shares outstanding              26,791,116        1,000,000
                                ==========        ==========



The accompanying notes are an integral part of these financial statements.







                       Blackstocks Development Corporation
                                  and Subsidiaries
                      Consolidated Statement of Cash Flow
                                    Restated
                                   (unaudited)
                      --------------------------------------


                                          Six Months      From Inception
                                              Ended	        22 Jun 02 thru
                                          30 June 03        30 Jun 02
                                         -------------     -------------

CASH FLOW FROM OPERATING ACTIVITIES

      Net loss                    	     $ (402,399)        $  (1,701)


   Adjustments to reconcile Net Income
   to Net Cash provided by operations:

      Accounts Receivables:                 (12,563)
      Book value of barter dollars          (90,860)
      Inventory                          (1,634,900)
      Advances to Related Companies:        (62,540)
      Prepaid and sundry                    (90,860)
      Equipment                             (33,119)
      Accounts Payable and accrued charges:   4,109              1,500
      Advances from shareholders:            90,753                201
      Deferred Revenue                       90,860
                                            ---------        ---------

Net cash provided by operating activities(2,141,519)               -

Investing Activities
Wee Lads Goodwill        	               (515,355)
                                            ---------        ---------

Net cash provided by investing activities  (515,355)

Financing Activities

   Note Payable:                            517,000
   Additional paid in capital:            2,175,193
   Capital stock:                             3,927
   Proceeds from issuance of shares                               100
                                            ---------        ---------


Net cash provided by financing activities 2,696,120                100
                                            ---------         ---------

Net cash increase for period                  39,246               100
                                            ---------        ---------



Cash at end of period                         39,246               100

                                            ---------        ---------




The accompanying notes are an integral part of these financial statements.



                   Blackstocks Development Corporation
                                 and Subsidiary
                             -----------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Restated
                   ------------------------------------------

                                JUNE 30, 2003
                     --------------------------------------

1. Going Concern

Blackstocks Development Corp. ("the Company")'s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the quarter ended June 30, 2003, the Company experienced net losses of $(22,010)
compared to $(380,390) March 31, 2003.

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

e) Other Financial Instruments

The carrying amount of the Companies' accounts receivable and payable approximates fair value because of the short maturity of these instruments. The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated. No amounts were deemed to be uncollectible at March 31, 2004.

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

There were no dilutive financial instruments for the years ended
December 31, 2002 and 2003, or for the quarters end June 30, 2003.

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

4. Advances to Related Parties

The advances to companies, owned by shareholders of the Company, are non-interest bearing and are expected to be repaid during 2004.

                      30 June 03
5. Equipment              2003
                   Accumulated
               Cost  Amortization

Automobile     6,727        807
Furniture
and fixtures $ 8,454     $1,015
Equipment     10,562        637
             ---------------------
             $ 25,743  $ 2,459

Net carrying
amount                 $23,284

                       ------------

6. Advances From Shareholders as of 30 June 03

                            2003
Charles Neale,
unsecured bearing
interest at 4%
per annum and is due
on demand              $  85,914

Alton Perkins,
unsecured with no
specific terms
of repayment              4,839
                       ------------
                       $ 90,753



7. Deferred Revenue

The deferred revenue relates to the trade of vacation package credits in exchange for barter dollars. As the vacation credits have not been used by the purchaser as of June 30, 2003, performance has not been completed and the Company has deferred recognition of the revenue on this transaction in accordance with EITF 93-11. The purchase of the vacation credits has been included in prepaids and sundry.


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

9. Capital Stock

Authorized
           80,000,000 common shares, par value $0.0001

           20,000,000 preference shares, par value $0.0001,
                      voting and other rights determined from time to time by the Board of Directors


                                                        2003
Issued

                   29,205,925 common shares           $ 3,927
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

The breakdown of relevant financial information relating to each reportable segment is as follows:

                                    Daycare          Barter
                                    Services         Transactions      Total
Three Months Ended
June 30, 2003

          Assets                    $586,874         $ 1,892,569   $2,479,443

          Sales, net                  64,739               -           64,739

          Net loss                   (10,851)          (11,158)       (22,010)



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
                                           ----------
                                           $ 991,800


Rent expense for the period ended June 30, 2003 was $23,049.

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


Selected Financial Data



                                                      June 30,
                                                      -----------

RESULTS OF OPERATIONS:                                 2003
                                                       ----


Total revenues                                     $    64,739
Net Income/loss                                    $   (22,010)
Net Income/loss attributable
to common stockholders                             $   (22,010)


END OF JUNE30'03 FINANCIAL POSITION:
Total assets                                       $  2,479,443
Total liabilities                                  $    706,175
Stockholders' equity                               $  1,773,268


End of June 30, 2003, as compared to the year ended June 30, 2002

     Overall Financial Situation. The Company had revenues of $ 64,739 for the quarter ended June 30, 2003, and $0 revenues for quarter end June 30, 2002.

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

                                         BLACKSTOCKS DEVELOPMENT CORPORATION



Dated: 11 January 2005                        By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB/A of Blackstocks Development Corporation for the period ended 30 JUNE 2003,
Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB/A for the period ended
           30 JUNE 2003, fully complies with the requirements of
           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB/A for the period ended 30 JUNE 2003, fairly presents, in all material respects, the financial condition and results of operations of BLACKSTOCKS DEVELOPMENT CORPORATION.

                            BLACKSTOCKS DEVELOPMENT CORPORATION

Dated: 11 January 2005            By:/s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


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



Date:11 January 2005                    /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer