Form 10QSB/A
period 2003-09-30
BLACKSTOCKS DEVELOPMENT CORP
filed 2005-01-14
CIK 1176135

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

On 30 September 2003, there were 29,205,925 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.





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

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
BLACKSTOCKS DEVELOPMENT CORPORATION


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------



                             Blackstocks Development
                           Corporation and Subsidiaries
                                  Consolidated
                                  Balance Sheet
                             As of September 30, 2003
                                     Restated
                                    (unaudited)
                      ======================================


                                                 TOTAL
                 ASSETS
   Current

      Cash                                   $   16,996
      Book value of barter dollars (note 3)      90,860
      Accounts receivable                       13,562
      Inventories                             1,634,900
      Prepaid and Sundry                         90,860
      Advances to Related Companies (note 4)     62,540
                                              ----------

                                              1,909,718

      Equipment (note 5)                         30,660

      Goodwill                                  515,355
                                              ----------

                                             $2,455,733


               LIABILITIES AND EQUITY
   Current

      Accounts Payable and accrued charges    $   8,885
      Advances from shareholders (note 6)        90,753
      Deferred Revenue (note 7)                  90,860

                                               ----------

                                                190,498

      Note Payable (note 8)                     517,000
                                               ----------

                                                707,498

               STOCKHOLDERS' EQUITY

      Capital stock (note 9)                       3,927

      Additional paid in capital               2,175,193

      Deficit                                   (430,885)
                                               ----------

                                               1,748,235
                                               ----------

                                              $2,455,733
                                              ===========


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

                                Three Months      Three Months
                                    Ended            Ended
                                30 Sept 03        30 Sept 02
                                -------------     -------------




Sales                           $  56,295           $    -

Cost of Sales                       3,524                -
                                 ---------        ---------

Gross Profit                       52,771                -
                                 ---------	      ---------

Expenses

   General and Adiminstrative
   Expense                        77,803            2,001
   Financial

                                 ---------	      ---------
Total Expenses                    77,803            2,001

                                 ---------        ---------
Net Loss                         (25,032)          (2,001)


Basic and diluted loss per
common share                    $  (.00)         $  (.00)
                                ==========        ==========

Basic and diluted weighted
average number of common
shares outstanding              27,599,185        1,000,000
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

                                Nine Months      From Inception
                                    Ended         22 Jun 02 thru
                                30 Sept 03        30 Sept 02
                                -------------     -------------




Sales                           $  191,402          $    -

Cost of Sales                       11,981               -
                                 ---------        ---------

Gross Profit                       179,421               -
                                 ---------	      ---------

Expenses

   General and Adiminstrative
   Expense                        606,585            2,001
   Financial                          268

                                 ---------	      ---------
Total Expenses                    606,853            2,001

                                 ---------        ---------
Net Loss                         (427,432)          (2,001)


Basic and diluted loss per
common share                    $  (.00)         $   (.00)
                                ==========        ==========

Basic and diluted weighted
average number of common
shares outstanding              27,599,185        1,000,000
                                ==========        ==========



The accompanying notes are an integral part of these financial statements.




                       Blackstocks Development Corporation
                                  and Subsidiaries
                      Consolidated Statement of Cash Flow
                                    Restated
                                   (unaudited)
                      --------------------------------------


                                          Nine Months      From Inception
                                              Ended	        22 Jun 02 thru
                                          30 Sept 03        30 Sept 02
                                         -------------     -------------

CASH FLOW FROM OPERATING ACTIVITIES

      Net loss                    	     $ (427,432)        $  (2,001)


   Adjustments to reconcile Net Income
   to Net Cash provided by operations:

      Accounts Receivables:                 (13,562)
      Book value of barter dollars          (90,860)
      Inventory                          (1,634,900)
      Advances to Related Companies:        (62,540)
      Prepaid and sundry                    (90,860)
      Equipment                             (30,660)
      Accounts Payable and accrued charges:   5,432               201
      Advances from shareholders:            90,753
      Deferred Revenue                       90,860

                                            ---------        ---------

Net cash provided by operating activities(2,163,769)           (1,800)


Investing Activities
Wee Lads Goodwill        	               (515,355)
                                            ---------        ---------

Net cash provided by investing activities  (515,355)


Financing Activities
   Directors advance                                            1,800
   Note Payable:                            517,000
   Additional paid in capital:            2,175,193
   Capital stock:                             3,927
   Proceeds from issuance of shares                               100
                                            ---------        ---------

Net cash provided by financing activities 2,696,120             1,900
                                           ---------         ---------


Net cash increase for period                 16,996              100
                                            ---------        ---------



Cash at end of period                        16,996              100

                                            ---------        ---------





The accompanying notes are an integral part of these financial statements.



                   Blackstocks Development Corporation
                                 and Subsidiary
                             -----------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  Restated
                   ------------------------------------------

                                 30 September 03
                     --------------------------------------

1. Going Concern

Blackstocks Development Corp. ("the Company")'s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the quarter ended 30 September 03, the Company experienced net losses of $(25,032)
compared to $(22,010) 30 June, 2003.

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

There were no dilutive financial instruments for the years ended
December 31, 2003 and 2002, or for the quarter end September 30, 2003.

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

4. Advances to Related Parties

The advances to companies, owned by shareholders of the Company, are non-interest bearing and are expected to be repaid during 2004.

                   30 September
5. Equipment           2003
                   Accumulated
               Cost  Amortization

Automobile     5,920       807
Furniture
and fixtures $ 7,439    $1,015
Equipment      9,925       637
             --------------------
             $ 23,284   $ 2,459

Net carrying
amount                 $ 20,825

                       ------------

6. Advances From Shareholders as of 30 September 03

                           2003
Charles Neale,
unsecured bearing
interest at 4%
per annum and is due
on demand              $85,914

Alton Perkins,
unsecured with no
specific terms
of repayment             4,839
                       ------------
                       $90,753



7. Deferred Revenue

The deferred revenue relates to the trade of vacation package credits in exchange for barter dollars. As the vacation credits have not been used by the purchaser as of Septemebr 30, 2003, performance has not been completed and the Company has deferred recognition of the revenue on this transaction in accordance with EITF 93-11. The purchase of the vacation credits has been included in prepaids and sundry.


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

Subsequent Events

The following transactions occurred subsequent to quarter end:


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

The breakdown of relevant financial information relating to each reportable segment is as follows:

                                    Daycare          Barter
                                    Services         Transactions      Total
Three Months Ended
September 30, 2003

          Assets                    $ 573,599        $ 1,882,134  $ 2,455,734

          Sales, net                  56,295               -           56,295

          Net loss                   (13,798)	       (11,234)	      (25,032)



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
                                           ----------
                                           $ 991,800


Rent expense for the period ended September 30, 2003 was $23,049.

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


Selected Financial Data

                                                     September 30,
                                                      -----------

RESULTS OF OPERATIONS:                                 2003
                                                       ----


Total revenues                                     $    56,295
Net Income/loss                                    $   (25,032)
Net Income/loss attributable
to common stockholders                             $   (25,032)


END OF SEPTEMBER'03 FINANCIAL POSITION:
Total assets                                       $  2,455,734
Total liabilities                                  $    707,498
Stockholders' equity                               $  1,748,235


End of September 30, 2003, as compared to the year ended September 30, 2002

     Overall Financial Situation. The Company had revenues of $ 56,295 for the quarter ended Sept 30, 2003, and $0 revenues for quarter end Sept 30, 2002.

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

3. Form 8-K, dated 30 July, 2003, Assignment of interest rights and liabilities Kid's Connection, Inc. of North Carolina previously filed.

4. Form 8-K, dated 30 July, 2003, Market Development And Investor Relations Agreement with Page Properties previously filed.

5. Form 8-K, dated 30 July, 2003, Executive Management Agreement with Page Properties previously filed

6. Form  8-K, dated 31 July, 2003, MEDIA ADVERTISING AGREEMENT -
         MEDIA FUNDING MANAGEMENT, LTD.,  previously filed.

7. Form 8-K, dated 31 July, 2003, Agreement with PERSONAL SERVICES AGREEMENT - MEDIA FUNDING MANAGEMENT, LTD., previously filed




                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BLACKSTOCKS DEVELOPMENT CORPORATION



Dated: January 12  2005                      By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB/A of Blackstocks Development Corporation for the period ended 30 SEPTEMBER 2003, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB/A for the period ended
           30 SEPTEMBER 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB/A for the period ended 30 SEPTEMBER 2003, fairly presents, in all material respects, the financial condition and results of operations of BLACKSTOCKS DEVELOPMENT CORPORATION.

                            BLACKSTOCKS DEVELOPMENT CORPORATION

Dated: January 12  2005           By:/s/Alton Perkins
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



Date:January 12  2005                  /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer