Form 10QSB
period 2004-03-31
BLACKSTOCKS DEVELOPMENT CORP
filed 2005-02-08
CIK 1176135

U.S. Securities and Exchange Commission
                       Washington, DC 20549
                             Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended 31 March 2004

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

     On 31 March 2004, there were 39,292,792 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.











                      BLACKSTOCKS DEVELOPMENT CORPORATION



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS


Page A.    Consolidated Balance Sheets at March 31, 2004
           (unaudited)

Page B. Consolidated Statements of Operations for the Three Months ended March 31, 2004 and 2003 (unaudited)

Page C. Consolidated Statements of Cash Flows for the Three Months ended March 31, 2004 and 2003 (unaudited)

Page D.    Notes to Consolidated Financial Statements (unaudited)


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

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
BLACKSTOCKS DEVELOPMENT CORPORATION





                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------



                         Blackstocks Development Corporation
                                     BALANCE SHEET
                                     March 31, 2004
                                      (unaudited)


	ASSETS
Current assets
  Cash                                               $    12,807
  Inventory - art held for resale                      1,634,900
  Barter dollars                                          72,461
  Accounts receivable from related parties                48,124
  Accounts receivable, net of $11,090 allowance
  for bad debt                                             1,704
                                                     -----------
Total current assets                                   1,769,996


Property & equipment, net of $11,586 accumulated
depreciation                                              26,937
Goodwill                                                 515,355
                                                     -----------
    TOTAL ASSETS                                     $ 2,312,288
                                                     ===========

	LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
  Accounts payable and accrued liabilities          $    21,180
  Advances from related parties                         105,450
  Note payable                                          499,819
                                                    -----------
  Total Current Liabilities                             626,449
                                                    -----------
Commitments and Contingencies                                -


Stockholders' Deficit
  	Common stock, $.0001 par value, 80,000,000 shares
    authorized, 39,292,792 issued and outstanding         3,929
  Additional paid in capital                          2,328,680
  Accumulated deficit                                  (646,770)
                                                    -----------
  Total Stockholders' Deficit                         1,685,839
                                                    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $ 2,312,288
                                                    ===========









                         Blackstocks Development Corporation
                              STATEMENTS OF OPERATIONS
                     Three Months Ended March 31, 2004 and 2003
                                     (unaudited)


                                                 2004         2003
                                           ----------- 	-----------

Sales                                      $    66,961	$    70,368
Cost of sales                                    3,073        4,405
                                           -----------	-----------
Gross profit                                    63,888       65,963

General and administrative                     124,527      446,353
                                           ----------- 	-----------
   Net operating loss                          (60,639)    (380,390)

Interest expense                               (87,308)          -
                                            -----------	-----------
NET LOSS                                   $  (147,947)	$  (380,390)
                                            =========== ===========

Basic and diluted loss per share           $    (0.00)	$     (0.02)


Weighted average shares outstanding          39,270,257  22,638,680













                         Blackstocks Development Corporation
                            STATEMENTS OF CASH FLOW
                     Three Months Ended March 31, 2004 and 2003
                                     (unaudited)

                                                 2004         2003
                                           ----------- 	-----------
Cash Flows From Operating Activities

  Net loss                                 $  (147,947) $ (380,390)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                61,887           -
    Imputed interest on stockholder loan        27,173           -
    Common stock issued for services            20,000     367,896
    Bad debt expense                            11,090           -
    Changes in:
      Pre-paids and other current assets        18,350           -
      Accounts receivable                         (704)      6,389
      Accounts payable                          (3,260)     (9,559)
                                           ----------- 	----------

  Net Cash Used In Operating Activities        (13,411)    (15,664)
                                           -----------  ----------

Cash Flows From Investing Activities
  Collections on advances to related parties   13,506           -
  Cash received in purchase of Wee Lads
  and Lassies                                        -      48,640
  Purchase of equipment                           (487)          -
                                           ----------- 	----------
  Net Cash Provided By Operating Activities     13,019      48,640
                                           ----------- 	----------


Cash Flows From Financing Activities
  Advances from related parties                  3,614           -
  Proceeds from stockholder loan                     -         100
                                           ----------- 	----------
  Net Cash Provided By Financing Activities      3,614         100
                                           ----------- 	----------
Net change in cash                               3,222      33,076
Cash at beginning of period                      9,585         100
                                           ----------- 	----------
Cash at end of period                      $    12,807	$   33,176
                                           =========== 	==========

Supplemental non-cash disclosures:
    Stock issued for barter dollars        $    29,000	$        -
    Beneficial conversion discount              77,316           -
	Net assets and liabilities received for
    purchase of business:
      Accounts receivable                            -      18,203
      Equipment                                      -      34,278
      Accounts payable                               -     (13,562)
      Advances to director                           -     (85,914)
      Goodwill                                       -    (515,355)
      Note payable                                   -     517,000








                   Blackstocks Development Corporation
                       NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Blackstocks Development,Corporation, a Delaware corporation ("Blackstocks"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Blackstocks' latest
Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2003, as reported in Form 10-KSB, have been omitted.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE 2 - COMMON STOCK

During the quarter ending March 31, 2004, 14,500 shares of common stock valued at $29,000 were issued for barter dollars, and 10,000 shares of common stock valued at $20,000 were issued to consultants for services.


NOTE 3 - SUBSEQUENT EVENTS

In May 2004, 8,000 shares of common stock valued at $16,000 were issued for Barter dollars.





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


Selected Financial Data



                                                      March 31,
                                                      -----------

RESULTS OF OPERATIONS:                                 2004
                                                       ----


Total revenues                                     $    66,961
Net Income/loss                                    $  (147,947)
Net Income/loss attributable
to common stockholders                             $  (147,947)


END OF MARCH 31'04 FINANCIAL POSITION:
Total assets                                       $  2,312,288
Total liabilities                                  $    626,449
Stockholders' equity                               $  1,685,839


End of March 31, 2004, as compared to the year ended March 31, 2003

     Overall Financial Situation. The Company had revenues of $ 66,961 for the quarter ended March 31, 2004, and $70,368 revenues for quarter end
March 31, 2003.

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


Item 2.     CHANGE IN SECURITIES
            --------------------
During the quarter ending March 31, 2004, 14,500 shares of common stock valued at $29,000 were issued for barter dollars, and 10,000 shares of common stock valued at $20,000 were issued to consultants for services.


Subsequent Events

The following transactions occurred subsequent to quarter end:

In May 2004, 8,000 shares of common stock valued at $16,000 were issued for Barter dollars.


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

                                         BLACKSTOCKS DEVELOPMENT CORPORATION



Dated: 7  February  2005                      By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of Blackstocks Development Corporation for the period ended 31 MARCH 2004, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           31 MARCH 2004, fully complies with the requirements of
           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended 31 MARCH 2004, fairly presents, in all material respects, the financial condition and results of operations of BLACKSTOCKS DEVELOPMENT CORPORATION.

                            BLACKSTOCKS DEVELOPMENT CORPORATION

Dated: 7  February  2005          By:/s/Alton Perkins
                              ----------------------
                              Alton Perkins, President


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



Date:7  February  2005                    /s/Alton Perkins
                                     -----------------------
                                     Alton Perkins, President
                                     Chief Executive Officer
                                     Chief Financial Officer