Form 10QSB
period 2004-06-30
BLACKSTOCKS DEVELOPMENT CORP
filed 2005-02-08
CIK 1176135

U.S. Securities and Exchange Commission
                       Washington, DC 20549
                             Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended 30 June 2004

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

     On 30 June 2004, there were 39,300,792 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.





                      BLACKSTOCKS DEVELOPMENT CORPORATION



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS


Page A.    Consolidated Balance Sheets at June 30, 2004
           (unaudited)

Page B.    Consolidated Statements of Operations for Three and
           Six Months ended June 30, 2004 and 2003 (unaudited)

Page C.    Consolidated Statements of Cash Flows for
           Six Months ended June 30, 2004 and 2003 (unaudited)

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

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
BLACKSTOCKS DEVELOPMENT CORPORATION


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------


                          Blackstocks Development Corporation
                                     BALANCE SHEET
                                     June 30, 2004
                                      (unaudited)


	ASSETS
Current assets
  Cash                                                  $    10,381
  Inventory - art held for resale                         1,634,900
  Barter dollars                                             88,459
  Accounts receivable from related parties                   41,754
  Accounts receivable, net of $11,090 allowance
  for bad debt                                                9,649
                                                        -----------
Total current assets                                      1,785,143


Property & equipment, net of $13,358 accumulated
depreciation                                                 25,165
Goodwill                                                    515,355
                                                        -----------
    TOTAL ASSETS                                        $ 2,325,663
                                                        ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities             $    16,787
  Advances from related parties                            104,147
  Note payable                                             512,705
                                                       -----------
    Total Current Liabilities                              633,639
                                                       -----------
Commitments and Contingencies                                    -


Stockholders' Deficit
  	Common stock, $.0001 par value, 80,000,000 shares
    authorized, 39,300,792 issued and outstanding            3,930
    Additional paid in capital                           2,371,915
    Accumulated deficit                                   (683,821)
                                                       -----------
    Total Stockholders' Deficit                          1,692,024
                                                       -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $ 2,325,663
                                                       ===========








                          Blackstocks Development Corporation
                               STATEMENTS OF OPERATIONS
                   Three and Six Months Ended June 30, 2004 and 2003
                                        (unaudited)


                             Three Months               Six Months
                               Ended                      Ended
                              June 30,                   June 30,
                          2004          2003          2004        2003
                      ---------     ---------   -----------   ---------

Sales                 $  79,172     $  64,739   $   146,133   $ 135,107
Cost of sales             3,644         4,052         6,717       8,457
                      ---------     ---------   -----------   ---------
Gross profit             75,528        60,687       139,416     126,650

General and
administrative           72,457        82,697       196,984     529,049
                      ---------     ---------   -----------   ---------
    Net operating loss	3,071        (22,010)       (57,568)   (402,399)

Interest expense      (40,122)             -       (127,431)          -
                      ---------     ---------   -----------   ---------
NET LOSS            $ (37,051)     $ (22,010)   $  (184,999)  $(402,399)
                      =========     =========   ===========    =========

Basic and diluted
loss per share      $   (0.00)     $   (0.00)	$     (0.00)  $   (0.02)

Weighted average
  shares outstanding 39,297,592    26,791,116    39,284,071   26,791,116










                         Blackstocks Development Corporation
                            STATEMENTS OF CASH FLOW
                       Six Months Ended June 30, 2004 and 2003
                                      (unaudited)


                                                 2004         2003
                                           ----------- 	-----------
Cash Flows From Operating Activities

  Net loss                                $  (184,999) 	$ (402,399)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Common stock issued for services           20,000      450,559
    Imputed interest on stockholder loan       54,409            -
    Depreciation                               76,545        2,459
    Bad debt expense                           11,090            -

    Changes in:
    Accounts receivable                        (8,649)        5,638
    Pre-paids and other current assets         18,350            -
    Accounts payable                           (7,650)      (7,151)
                                           ----------- 	-----------
  Net Cash Provided By (Used In)
  Operating Activities                        (20,904)      49,106
                                           ----------- 	-----------
Cash Flows From Investing Activities
  Collections on advances to related parties   19,876            -
  Cash received in purchase of Wee Lads
  and Lassies                                       -       48,640
  Purchase of equipment                          (487)      (1,300)
                                           ----------- 	-----------
  Net Cash Provided By Operating Activities    19,389       47,340
                                           ----------- 	-----------
Cash Flows From Financing Activities
  Advances from related parties                 2,311      (59,800)
  Common Stock For Cash                             -        2,500
                                           ----------- 	-----------
  Net Cash Provided By (Used In)
    Financing Activities                        2,311      (57,300)
                                           ----------- 	-----------
Net change in cash                                796       39,146
Cash at beginning of period                     9,585          100
                                           ----------- 	-----------
Cash at end of period                     $    10,381   $   39,246
                                           =========== 	===========

Supplemental non-cash disclosures:
    Stock issued for barter dollars       $    45,000   $        -
    Beneficial conversion discount             77,316            -
    Net assets and liabilities received for
    purchase of business:
    Accounts receivable                             -       18,203
    Equipment                                       -       34,278
    Accounts payable                                -      (13,562)
    Advances to director                            -      (85,914)
    Goodwill                                        -     (515,355)
    Note payable                                    -      517,000
    Inventory                                            1,634,000







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

During the quarter ending June 30, 2004, 8,000 shares of common stock valued at $16,000 were issued for Barter dollars.




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


Selected Financial Data



                                                      June 30,
                                                      -----------

RESULTS OF OPERATIONS:                                 2004
                                                       ----


Total revenues                                     $    79,172
Net Income/loss                                    $   (37,051)
Net Income/loss attributable
to common stockholders                             $   (37,051)


END OF JUNE 30'04 FINANCIAL POSITION:
Total assets                                       $  2,325,663
Total liabilities                                  $    633,639
Stockholders' equity                               $  1,692,024


End of June 30, 2004, as compared to the year ended June 30, 2003

     Overall Financial Situation. The Company had revenues of $ 79,172 for the quarter ended June 30, 2004, and $64,739 revenues for quarter end June 30, 2003.

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

During the quarter ending June 30, 2004, 8,000 shares of common stock valued at $16,000 were issued for Barter dollars.



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

                                         BLACKSTOCKS DEVELOPMENT CORPORATION



Dated: 7  February  2005                      By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of Blackstocks Development Corporation for the period ended 30 JUNE 2004,
Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           30 JUNE 2004, fully complies with the requirements of
           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended 30 JUNE 2004, fairly presents, in all material respects, the financial condition and results of operations of BLACKSTOCKS DEVELOPMENT CORPORATION.

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