Form 10QSB
period 2004-09-30
BLACKSTOCKS DEVELOPMENT CORP
filed 2005-02-08
CIK 1176135

U.S. Securities and Exchange Commission
                       Washington, DC 20549
                             Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended 30 September 2004

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

On 30 September 2004, there were 39,300,792 shares of the Registrant's Common Stock issued and outstanding. Common Stock, par value $0.0001.





                      BLACKSTOCKS DEVELOPMENT CORPORATION



                 INDEX TO CONDENSED FINANCIAL STATEMENTS


                                  INDEX

PART I.    FINANCIAL INFORMATION


   Item 1.  CONDENSED FINANCIAL STATEMENTS


Page A.    Consolidated Balance Sheets at September 30, 2004
           (unaudited)

Page B. Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2004 and 2003 (unaudited)

Page C. Consolidated Statements of Cash Flows for Nine Months ended September 30, 2004 and 2003 (unaudited)

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

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
BLACKSTOCKS DEVELOPMENT CORPORATION


                  PART I - FINANCIAL INFORMATION

Item I.   Financial Statements
          --------------------



                          Blackstocks Development Corporation
                                     BALANCE SHEET
                                  September 30, 2004
                                       (unaudited)


	ASSETS
Current assets
  Cash                                                   $     9,609
  Inventory - art held for resale                          1,634,900
  Barter dollars                                              88,461
  Accounts receivable from related parties                    42,360
  Accounts receivable, net of $11,090 allowance
  for bad debt                                                 2,154
                                                         -----------
Total current assets                                       1,777,484


Property & equipment, net of $15,156 accumulated
depreciation                                                  23,973
Goodwill                                                     515,355
                                                         -----------
    TOTAL ASSETS                                         $ 2,316,812
                                                         ===========
	LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities               $    21,004
  Advances from related parties                              102,383
  Note payable                                               517,000
                                                         -----------
    Total Current Liabilities                                640,387
                                                         -----------
Commitments and Contingencies                                      -


Stockholders' Deficit
  	Common stock, $.0001 par value, 80,000,000 shares
    authorized, 39,300,792 issued and outstanding              3,930
  Additional paid in capital                               2,399,166
  Accumulated deficit                                       (726,671)
                                                         -----------
    Total Stockholders' Deficit                            1,676,425
                                                         -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $ 2,316,812
                                                         ===========








                          Blackstocks Development Corporation
                               STATEMENTS OF OPERATIONS
                 Three and Nine Months Ended September 30, 2004 and 2003
                                      (unaudited)


                             Three Months               Nine Months
                               Ended                      Ended
                             September 30,              September 30,
                          2004          2003          2004        2003
                      ---------     ---------   -----------   ---------

Sales                 $  81,508     $  56,295   $   227,641   $ 191,402
Cost of sales             3,822         3,524        10,539      11,981
                      ---------     ---------   -----------   ---------
Gross profit             77,686        52,771       217,102     179,421

General and
administrative           88,990        77,803       285,975     606,853
                      ---------     ---------   -----------   ---------
    Net operating loss  (11,304)      (25,032)      (68,873)   (427,432)

Interest expense        (31,546)            -      (158,976)          -
                      ---------     ---------   -----------   ---------
NET LOSS              $ (42,850)    $ (25,032)  $  (227,849)  $(427,432)
                      =========     =========   ===========   =========

Basic and diluted l
loss per share       $   (0.00)    $   (0.00)   $     (0.01)  $   (0.02)

Weighted average
  shares outstanding 39,300,792    27,599,185    39,289,570  27,599,185












                         Blackstocks Development Corporation
                            STATEMENTS OF CASH FLOW
                   Nine Months Ended September 30, 2004 and 2003
                                    (unaudited)


                                                 2004         2003
                                           ----------- 	-----------
Cash Flows From Operating Activities

  Net loss                                 $  (227,849) $ (427,432)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Depreciation                                82,638       4,918
    Imputed interest on stockholder loan        81,660           -
    Common stock issued for services            20,000     450,559
    Bad debt expense                            11,090           -
    Changes in:
    Pre-paids and other current assets          18,350           -
    Accounts receivable                         (1,154)      4,639
    Accounts payable                            (3,435)     (5,827)
                                           ----------- 	-----------
  Net Cash Provided By (Used In)
    Operating Activities                       (18,700)     26,857
                                           ----------- 	-----------
Cash Flows From Investing Activities
  Collections on advances to related parties    19,270           -
  Cash received in purchase of
  Wee Lads and Lassies                               -      48,640
  Purchase of equipment                         (1,093)     (1,300)
                                           ----------- 	-----------
  Net Cash Provided By
  Operating Activities                          18,177      47,340
                                           ----------- 	-----------
Cash Flows From Financing Activities
  Advances from related parties                    547     (59,801)
    Common stock for cash                            -       2,500
                                           ----------- 	-----------
  Net Cash Provided By (Used In)
    Financing Activities                           547     (57,301)
                                           ----------- 	-----------
Net change in cash                                  24      16,896
Cash at beginning of period                      9,585         100
                                           ----------- 	-----------
Cash at end of period                      $     9,609	$   16,996
                                           ===========  ===========

Supplemental non-cash disclosures:
    Stock issued for barter dollars        $    29,000  $        -
    Beneficial conversion discount              77,316           -
    Net assets and liabilities received for
    purchase of business:
    Accounts receivable                              -      18,203
    Equipment                                        -      34,278
    Accounts payable                                 -     (13,562)
    Advances to director                             -     (85,914)
    Goodwill                                         -    (515,355)
    Note payable                                     -     517,000
    Inventory                                        -   1,634,000








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


Selected Financial Data

                                                     September 30,
                                                      -----------

RESULTS OF OPERATIONS:                                 2004
                                                       ----


Total revenues                                     $    81,508
Net Income/loss                                    $   (42,850)
Net Income/loss attributable
to common stockholders                             $   (42,850)


END OF SEPTEMBER 30'04 FINANCIAL POSITION:
Total assets                                       $  2,316,812
Total liabilities                                  $    640,387
Stockholders' equity                               $  1,676,425


End of September 30, 2004, as compared to the year ended September 30, 2003

     Overall Financial Situation. The Company had revenues of $ 81,508 for the quarter ended Sept 30, 2004, and $56,295 revenues for quarter end Sept 30, 2003.

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

                                         BLACKSTOCKS DEVELOPMENT CORPORATION



Dated: 7  February  2005                      By:/S/Alton Perkins
                                          -------------------------
                                          Alton Perkins, President






                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

      In connection with the accompanying quarterly Report on Form 10-QSB of Blackstocks Development Corporation for the period ended 30 SEPTEMBER 2004, Alton Perkins, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

      1.   Such quarterly Report on Form 10-QSB for the period ended
           30 SEPTEMBER 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such quarterly Report on Form 10-QSB for the period ended 30 SEPTEMBER 2004, fairly presents, in all material respects, the financial condition and results of operations of BLACKSTOCKS DEVELOPMENT CORPORATION.

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